Form 10-Q
period 2020-06-30
Oric Pharmaceuticals, Inc.
filed 2020-08-05
CIK 1796280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of July 31, 2020, the registrant had 29,956,050 shares of common stock, $0.0001 par value per share, outstanding.

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
•

the timing, progress and results of preclinical studies and clinical trials for ORIC-101, ORIC-533, ORIC-944 and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;

•

the timing, scope and likelihood of regulatory filings and approvals, including timing of Investigational New Drug applications and final FDA approval of ORIC-101, ORIC-533, ORIC-944 and any other future product candidates;

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
•

our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering ORIC-101, ORIC-533, ORIC-944 and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;

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

•	the pricing and reimbursement of ORIC-101, ORIC-533, ORIC-944 and other product candidates we may develop, if approved;
•	the rate and degree of market acceptance and clinical utility of ORIC-101, ORIC-533, ORIC-944 and other product candidates we may develop;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our financial performance;
•	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;
•	the impact of laws and regulations;
•	our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and
•	our anticipated use of our existing resources.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this quarterly report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk factors” and elsewhere in this quarterly report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ORIC PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$196,642	$89,159
Prepaid expenses and other current assets	2,586	840
Total current assets	199,228	89,999

Property and equipment, net	1,978	2,241
Deferred offering costs	—	1,343
Other assets	319	510
Total assets	$201,525	$94,093

Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$1,389	$152
Accrued other liabilities	4,389	5,202
Total current liabilities	5,778	5,354

Deferred rent - long term	500	765
Total liabilities	6,278	6,119

Commitments and contingencies (Note 8)
Convertible preferred stock:
Series A convertible preferred stock, $0.0001 par value; no shares and 3,862,500 authorized, issued and outstanding at June 30, 2020 and December 31, 2019, respectively; $0 and $15,450 aggregate liquidation preference at June 30, 2020 and December 31, 2019, respectively	—	15,431
Series B convertible preferred stock, $0.0001 par value; no shares and 6,750,000 authorized at June 30, 2020 and December 31, 2019, respectively; no shares and 6,749,999 outstanding at June 30, 2020 and December 31, 2019, respectively; $0 and $54,000 aggregate liquidation preference at June 30, 2020 and December 31, 2019, respectively	—	53,906
Series C convertible preferred stock, $0.0001 par value; no shares and 4,448,788 authorized at June 30, 2020 and December 31, 2019, respectively; no shares and 4,448,780 outstanding at June 30, 2020 and December 31, 2019, respectively; $0 and $53,385 aggregate liquidation preference at June 30, 2020 and December 31, 2019, respectively	—	53,172
Series D convertible preferred stock, $0.0001 par value; no shares and 5,287,500 authorized at June 30, 2020 and December 31, 2019, respectively; no shares and 4,217,327 outstanding at June 30, 2020 and December 31, 2019, respectively; $0 and $55,669 aggregate liquidation preference at June 30, 2020 and December 31, 2019, respectively	—	55,549
Stockholders' equity (deficit):
Common stock, $0.0001 par value; 1,000,000,000 shares and 26,750,000 shares authorized at June 30, 2020 and December 31, 2019, respectively; 29,924,461 shares and 1,984,222 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	3	—
Additional paid-in capital	307,830	2,606
Accumulated deficit	(112,586)	(92,690)
Total stockholders' equity (deficit)	195,247	(90,084)
Total liabilities, preferred stock and stockholders' equity (deficit)	$201,525	$94,093

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$7,723	$5,040	$14,977	$10,252
General and administrative	3,400	1,315	5,325	2,449
Total operating expenses	11,123	6,355	20,302	12,701
Loss from operations	(11,123)	(6,355)	(20,302)	(12,701)

Other income:
Interest income, net	25	317	266	578
Other income	74	73	140	143
Total other income	99	390	406	721
Net loss and comprehensive loss	$(11,024)	$(5,965)	$(19,896)	$(11,980)
Net loss per share, basic and diluted	$(0.51)	$(3.19)	$(1.68)	$(6.51)
Weighted-average shares outstanding, basic and diluted	21,627,361	1,872,309	11,808,103	1,841,233

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2018	3,862,500	$15,431	6,749,999	$53,906	3,177,271	$37,929	—	$—	1,802,134	$—	$1,381	$(65,807)	$(64,426)
Issuance of Series C Preferred Stock, net of issuance costs of $213	—	—	—	—	1,271,509	15,243	—	—	—	—	—	—	—
Exercise of common stock options and vesting of early exercised common stock options	—	—	—	—	—	—	—	—	26,159	—	21	—	21
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	191	—	191
Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,015)	(6,015)
Balance at March 31, 2019	3,862,500	$15,431	6,749,999	$53,906	4,448,780	$53,172	—	$—	1,828,293	$—	$1,593	$(71,822)	$(70,229)
Issuance of Series D Preferred Stock	—	—	—	—	—	—	3,777,564	49,864	—	—	—	—	—
Exercise of common stock options and vesting of early exercised common stock options	—	—	—	—	—	—	—	—	111,884	—	59	—	59
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	190	—	190
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,965)	(5,965)
Balance at June 30, 2019	3,862,500	$15,431	6,749,999	$53,906	4,448,780	$53,172	3,777,564	$49,864	1,940,177	$—	$1,842	$(77,787)	$(75,945)

Balance at December 31, 2019	3,862,500	$15,431	6,749,999	$53,906	4,448,780	$53,172	4,217,327	$55,549	1,984,222	$—	$2,606	$(92,690)	$(90,084)
Exercise of common stock options and vesting of early exercised common stock options	—	—	—	—	—	—	—	—	13,433	—	12	—	12
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	527	—	527
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,872)	(8,872)
Balance at March 31, 2020	3,862,500	$15,431	6,749,999	$53,906	4,448,780	$53,172	4,217,327	$55,549	1,997,655	$—	$3,145	$(101,562)	$(98,417)
Exercise of common stock options and vesting of early exercised common stock options	—	—	—	—	—	—	—	—	23,200	—	39	—	39
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,381	—	1,381
Initial public offering of common stock	—	—	—	—	—	—	—	—	8,625,000	1	137,999	—	138,000
Issuance costs associated with initial public offering	—	—	—	—	—	—	—	—	—	—	(12,790)	—	(12,790)
Conversion to Common Stock	(3,862,500)	(15,431)	(6,749,999)	(53,906)	(4,448,780)	(53,172)	(4,217,327)	(55,549)	19,278,606	2	178,056	—	178,058
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,024)	(11,024)
Balance at June 30, 2020	—	$—	—	$—	—	$—	—	$—	29,924,461	$3	$307,830	$(112,586)	$195,247

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(19,896)	$(11,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	496	488
Share-based compensation expense	1,908	381
Loss on fixed asset disposal	—	3
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,746)	(129)
Accounts payable and accrued other liabilities	1,375	212
Net cash used in operating activities	(17,863)	(11,025)

Cash flows from investing activities:
Acquisitions of property and equipment	(206)	(493)
Proceeds from notes receivable	193	—
Net cash used in investing activities	(13)	(493)

Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to initial public offering, gross	138,000	—
Issuance costs associated with initial public offering	(12,692)	—
Proceeds from issuance of preferred stock	—	65,122
Issuance cost associated with preferred stock	—	(15)
Proceeds from stock option exercises	51	80
Net cash provided by financing activities	125,359	65,187

Net increase in cash and cash equivalents	107,483	53,669

Cash and cash equivalents, beginning of period	89,159	42,636
Cash and cash equivalents, end of period	$196,642	$96,305

Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$178,058	$—
Amounts accrued for purchase of property and equipment	$27	$193
Amounts accrued for preferred stock issuance costs	$—	$109

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

Since inception, the Company has devoted its primary efforts to raising capital and research and development activities and has incurred significant operating losses and negative cash flows from operations. As of June 30, 2020, the Company had an accumulated deficit of $112.6 million. Through June 30, 2020, all of the Company’s financial support has been provided primarily from the sale of convertible preferred stock and proceeds from the issuance of common stock.

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

Initial Public Offering and Related Transaction

On April 28, 2020, the Company completed an initial public offering (IPO) selling 8,625,000 shares of common stock, which includes the full exercise by the underwriters of their option to purchase up to 1,125,000 additional shares, at a price of $16.00 per share resulting in gross proceeds of $138.0 million. After deducting underwriting discounts and commissions and other offering expenses related to the IPO of $12.8 million, the net proceeds to the Company from the transaction were $125.2 million. In connection with the IPO, all shares of convertible preferred stock outstanding at the time of the IPO converted into 19,278,606 shares of common stock. On April 21, 2020, the Company amended its certificate of incorporation to effect a one-for-four reverse stock split of its issued and outstanding common and convertible preferred stock. The accompanying financial statements and related notes give retroactive effect to the reverse stock split for all periods presented.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP, have been omitted. The accompanying unaudited financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, particularly in light of the novel coronavirus pandemic, or COVID-19, and its impact on domestic and global economies. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and physical distancing guidelines. Accordingly, businesses have adjusted, reduced or suspended operating activities. Beginning the week of March 16, 2020, the majority of the Company’s workforce began working from home. Disruptions caused by the COVID-19 pandemic, including the effects of the stay-at-home orders and work-from-home policies, have impacted productivity, have resulted in increased operational expenses, certain adjustments to the operations of the Company’s clinical trials, the suspension of enrollment of new patients at certain of the Company’s clinical trial sites, and delays in certain supply chain activities and collecting and analyzing data from patients in the Company’s clinical trials, and may further disrupt the business and delay the development programs and regulatory timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct business in the ordinary course. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of the clinical trials and other related business activities.

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2019, which are included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b)(4) on April 24, 2020 under the Securities Act of 1933, as amended (the Securities Act).

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, expenses, and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents that are recorded on its balance sheets. The Company mitigates its risk by investing in high-grade instruments and limiting the concentration in any one issuer, which limits its exposure. The Company has not experienced any losses since inception.

The carrying amounts of cash and cash equivalents, prepaid expenses, accounts payable and accrued other liabilities are reasonable estimates of their fair value because of the short maturity of these items.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less at the time of purchase that are readily convertible into cash as cash equivalents. These investments may include money market funds, securities issued by U.S. Government agencies, corporate debt securities and commercial paper.

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

Research and development costs are expensed in the period in which they are incurred. External costs consist primarily of payments to outside CROs, CMOs, clinical trial sites and central laboratories in connection with the Company’s discovery and preclinical activities, process development, clinical manufacturing and clinical development activities. External expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers or its estimate of the level of service that has been performed at each reporting date. The Company allocates external costs by program, clinical or preclinical. Internal costs consist primary of employee-related costs, laboratory supplies, facilities, depreciation and costs related to compliance with regulatory requirements. The Company does not allocate internal costs by program because these costs are deployed across multiple programs and, as such, are not separately classified.

Deferred Offering Costs

The Company capitalizes costs that are directly associated with equity financings until such financings are consummated at which time such costs are recorded against the gross proceeds of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statement of operations and comprehensive loss.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator
Net loss	$(11,024)	$(5,965)	$(19,896)	$(11,980)
Denominator
Weighted average shares outstanding used in computing net loss per share, basic and diluted	21,627,361	1,872,309	11,808,103	1,841,233
Net loss per share, basic and diluted	$(0.51)	$(3.19)	$(1.68)	$(6.51)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options to purchase common stock	3,947,577	1,801,095	3,947,577	1,801,095
Convertible preferred stock	—	18,838,843	—	18,838,843
Total	3,947,577	20,639,938	3,947,577	20,639,938

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) under its accounting standard codifications (ASC) or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. ASC 842 provides a lessee with an option to not account for leases with a term of 12 month or less as leases in the scope of the new standard. ASC 842 supersedes the previous leases standard, ASC 840 Leases. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. As amended by ASU No. 2020-05, for all other entities, this ASU is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU No. 2016-02 is effective for the Company for the year ended December 31, 2022, and all interim periods within. In July 2018, the FASB issued supplemental adoption guidance and clarification to ASC 842 within ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. ASU No. 2018-11 provides another transition method in addition to the existing modified retrospective transition method by allowing entities to initially apply the new leasing standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. The Company is currently evaluating the impact the adoption of these ASUs will have on financial statements and related disclosures. The Company expects to recognize a right-of-use asset and corresponding lease liability on its balance sheets for its real estate operating leases upon adoption. See Note 8 for more information related to the Company’s lease obligations, which are presented on an undiscounted basis therein.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (ASC 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those years. Since the Company has elected to use the extended transition period under the JOBS Act available to emerging growth companies (EGCs), the ASU is effective for the Company for fiscal years beginning after December 15, 2020. The Company expects to adopt the new standard in the first quarter of 2021. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements and related disclosures.

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

3. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Lab equipment	$3,933	$3,748
Leasehold improvements	1,710	1,710
Computer hardware and software	206	158
Furniture and fixtures	140	140
Total property and equipment, gross	5,989	5,756
Less accumulated depreciation	(4,011)	(3,515)
Total property and equipment, net	$1,978	$2,241

4. Accrued Other Liabilities

Accrued other liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued compensation	$1,604	$1,883
Accrued clinical development costs	901	484
Accrued manufacturing costs	569	479
Deferred rent - short-term	523	495
Accrued professional fees	447	338
Other accruals	345	279
Accrued deferred financing costs	—	1,244
Total accrued other liabilities	$4,389	$5,202

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

At June 30, 2020 and December 31, 2019, the carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts payable and accrued expenses, approximate fair value because of the short term nature of these instruments. Included in cash and cash equivalents at June 30, 2020 and December 31, 2019 are money market funds with a carrying value and fair value of $196.6 million and $88.1 million, respectively, based upon a Level 1 fair value assessment.

As of June 30, 2020 and December 31, 2019, the Company did not hold any Level 2 or Level 3 financial assets.

6. Convertible Preferred Stock

Prior to its conversion to common stock in connection with the Company’s IPO in April 2020, the Company’s convertible preferred stock was classified as temporary equity on the Company’s balance sheets in accordance with authoritative guidance. Convertible preferred stock authorized and issued and its principal terms as of December 31, 2019 consisted of the following (in thousands, except share and per share amounts):

	As of December 31, 2019
	Shares Authorized	Shares Issued and Outstanding	Issue Period	Issue Price per Share	Dividend Annual Rate per Share	Aggregate Liquidation Preference
Series A	3,862,500	3,862,500	2014 - 2015	$4.00	$0.32	$15,450
Series B	6,750,000	6,749,999	2015 - 2016	$8.00	$0.64	$54,000
Series C	4,448,788	4,448,780	2018 - 2019	$12.00	$0.96	$53,385
Series D	5,287,500	4,217,327	2019	$13.20	$1.056	$55,669
Total	20,348,788	19,278,606

In connection with the Company’s IPO in April 2020, all outstanding shares of the convertible preferred stock converted into 19,278,606 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of convertible preferred stock outstanding as of the closing of the IPO.

7. Equity Incentive Plans and Stock-Based Compensation

Equity Incentive Plans

In February 2020, the Company’s Board of Directors adopted, and its stockholders approved, the 2020 Equity Incentive Plan (the 2020 Plan), which became effective in April 2020 in connection with its IPO. Upon adoption of the 2020 Plan, the Company restricted the grant of future equity awards under its 2014 Equity Incentive Plan, as amended and restated (the 2014 Plan).

The 2020 Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors, and consultants of the Company. A total of 2,656,500 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2020 Plan. The number of shares reserved under the 2020 Plan also included 241,653 shares of the Company’s common stock that remained available for issuance under the 2014 Plan as of immediately prior to the effectiveness of the 2020 Plan. The 2020 Plan share reserve will be increased by the number of shares under the 2014 Plan that are repurchased, forfeited, expired or cancelled after the effective date of the 2020 Plan up to the limit under the 2020 Plan. In addition, the number of shares of the Company’s common stock available for issuance under the 2020 Plan will automatically increase on the first day of each fiscal year, beginning with the Company’s 2021 fiscal year, in an amount equal to the lessor of (1) 2,656,500 shares, (2) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (3) such other amount as determined by the Company’s Board of Directors.

Stock options granted under the 2020 Plan and the 2014 Plan become exercisable at various dates as determined by the Company’s Board of Directors or its authorized committee and will expire no more than ten years from their date of grant. Stock options generally vest over a four-year term. The exercise price of each option is determined by the Company’s Board of Directors, although generally options have an exercise price equal to the fair market value of the Company’s stock on the date of the option grant. In the case of incentive stock options, the exercise price shall not be less than 100% of the fair market value of the Company’s common stock at the time the option is granted. For holders of more than 10% of the Company’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company’s common stock at the date of grant and for a term not to exceed five years.

As of June 30, 2020, there were 1,559,427 shares available for future issuance under the 2020 Plan. As of December 31, 2019, there were 203,696 shares available for future issuance under the 2014 Plan.

The following table summarizes the option activity for the six months ended June 30, 2020:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	2,683,441	$3.75
Granted	1,350,759	16.42
Exercised	(36,633)	1.54
Forfeited and cancelled	(49,990)	3.05
Outstanding at June 30, 2020	3,947,577	$8.13	9.0	$100,761
Exercisable at June 30, 2020	844,559	$1.85	8.0	$26,926

Certain stock options granted under the Company’s 2014 Plan provided option holders the ability to early exercise their stock options prior to vesting. The shares of common stock granted from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding or issued until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying balance sheets and will be transferred into common stock and additional paid-in capital as the shares vest. As of June 30, 2020 and December 31, 2019, there were 14,768 shares and 29,579 shares subject to repurchase by the Company, respectively. As of June 30, 2020 and December 31, 2019, the Company recorded less than $0.1 million of liabilities associated with shares issued with repurchase rights.

Employee Stock Purchase Plan

In February 2020, the Company’s Board of Directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (ESPP). The ESPP became effective in connection with the Company’s IPO however no offering period or purchase period under the ESPP will begin unless and until otherwise determined by the Company’s Board of Directors. A total of 290,000 shares of common stock were reserved for future issuance under the ESPP. Further, the number of shares of common stock available for issuance under the ESPP will automatically increase on the first day of each fiscal year following the fiscal year in which the first offering period under the ESPP commences in an amount equal to the lessor of (1) 500,000 shares, (2) 1% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (3) such other amount as determined by the Company’s Board of Directors. As of June 30, 2020, no shares had been issued pursuant to the ESPP and there were no active offering periods or purchase periods.

Stock-Based Compensation Expense

Stock options are valued using the Black-Scholes Merton option pricing model on the date of grant. This option pricing model involves a number of estimates, including the expected lives of the stock options, the Company’s anticipated stock volatility and interest rates. Stock-based compensation expense is recognized using the ratable straight-line method over the vesting period. Forfeitures are recognized as they occur.

The Company determines the assumptions used in the option pricing model in the following manner:

•

Expected term.  The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have sufficient historical exercise behavior, it determines the expected life assumption using the simplified method which is an average of the contractual term of the option and its vesting period.

•

Expected volatility.  Due to the Company’s limited historical stock price volatility data, the expected volatility assumption is based on volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the biotechnology industry. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

•

Risk-free interest rate.  The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities similar to the expected term of the awards.

•

Expected dividend yield.  The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends and, therefore, used an expected dividend yield of zero.

Prior to the Company’s IPO, the fair value of the Company’s common stock underlying the stock options was determined by the Board of Directors with assistance from management and, in part, on input from an independent third-party valuation firm. The Board of Directors determined the fair value of common stock by considering a number of objective and subjective factors, including valuations of comparable companies, sales of convertible preferred stock, operating and financial performance, the lack of liquidity of the Company’s common stock and the general and industry-specific economic outlook. Subsequent to the Company’s IPO, the fair value of the Company’s common stock is determined based on its closing market price.

The fair value of stock option awards to employees, executives, directors, and other service providers was estimated at the date of grant using the Black-Scholes Merton option pricing model with the following weighted-average assumptions.

	Six Months Ended June 30,
	2020	2019
Stock price	$16.00 - $35.92	$1.60
Risk-free interest rate	4.00% - 4.45%	2.58%
Expected volatility	88.01% - 88.06%	100.5%
Expected term (in years)	5.50 - 6.08	6.10
Expected dividend yield	0%	0%

The Company recognized stock-based compensation expense of $1.4 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $1.9 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively. No stock-based compensation expense has been recognized as of June 30, 2020, pursuant to the Company’s ESPP. The total unrecognized compensation expense related to outstanding unvested stock-based awards as of June 30, 2020 and 2019 was $20.7 million and $2.1 million, respectively, which is expected to be recognized over a weighted-average remaining service period of 3.10 years for 2020 and 2019.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations for stock options for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$541	$59	$814	$117
General and administrative	840	131	1,094	264
Total Stock-Based Compensation Expense	$1,381	$190	$1,908	$381

8. Commitments and Contingencies

Operating Leases

Rent expense is recorded on a straight-line basis over the term of the respective lease. Total rent expense for South San Francisco and San Diego locations was $0.3 million and $0.7 million for the three months and six months ended June 30, 2020 and 2019, respectively.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2020 were as follows (in thousands):

Operating Leases
2020 remaining six months	$956
2021	1,871
2022	686
Total minimum lease payments	$3,513

Litigation

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company believes there is no threatened litigation or litigation pending that could have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

9. Subsequent Events

On August 3, 2020, the Company entered into a license agreement (Mirati License Agreement) with Mirati Therapeutics, Inc, a Delaware corporation (“Mirati”). The Mirati License Agreement gives the Company access to Mirati’s preclinical stage core polycomb repressive complex 2 protein (PRC2) program, including a lead product candidate now designated as ORIC-944. Under the Mirati License Agreement, Mirati granted the Company a worldwide, exclusive, sublicensable, royalty-free license under Mirati’s rights to certain patents and patent applications directed to certain small molecule compounds that bind to and inhibit PRC2 and certain related know-how, in each case, to develop and commercialize certain licensed compounds and licensed products incorporating any such compound. Under the Mirati License Agreement, the Company is wholly responsible for development and commercialization of licensed products. In addition, the Company is obligated to use commercially reasonable efforts to develop and commercialize at least one licensed product in certain major markets. For a limited period of time, both Mirati and the Company are prohibited from researching, developing or commercializing any other compound or product whose principal mechanism of action is to modulate or inhibit PRC2 by directly binding thereto.

The Company’s financial obligations under the Mirati License Agreement are comprised of an upfront payment of 588,235 shares of ORIC common stock issued pursuant to a stock issuance agreement (Stock Agreement) entered into between the parties on August 3, 2020. The number of shares issued pursuant to the Stock Agreement were based on a price of $34.00 per share, representing a premium of 10% to the 60-day trailing volume weighted average trading price of the Company’s common stock. The shares were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering. During the eighteen month period following the date of the Stock Agreement, Mirati is subject to certain transfer restrictions, and the parties agreed to negotiate and enter into a registration rights agreement, with respect to the shares. The Company is not obligated to pay Mirati milestones or royalties.

Unless earlier terminated, the Mirati License Agreement will continue in effect on a country-by-country and licensed product-by-licensed product basis until the later of (a) the expiration of the last valid claim of a licensed patent covering such licensed product in such country or (b) ten years after the first commercial sale of such licensed product in such country. Following the expiration of the Mirati License Agreement, the Company will retain its licenses under the intellectual property Mirati licensed to it on a royalty-free basis. The Company and Mirati may each terminate the Mirati License Agreement if the other party materially breaches the terms of such agreement, subject to specified notice and cure provisions, or enters into bankruptcy or insolvency proceedings. Mirati may terminate the agreement if the Company challenges any of the patent rights licensed to the Company by Mirati or if the Company discontinues development of licensed products for a specified period of time. The Company also has the right to terminate the Mirati License Agreement without cause by providing prior written notice to Mirati.

If Mirati terminates the Mirati License Agreement, or the Company terminates the Mirati License Agreement without cause, then the Company is obligated to assign to Mirati, or grant an exclusive license to Mirati with respect to, certain of its patents, know-how and regulatory filings directed to licensed compounds and licensed products.

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

Our other product candidates include (1) ORIC-533, an orally bioavailable small molecule inhibitor of CD73, a key node in the adenosine pathway believed to play a central role in resistance to chemotherapy- and immunotherapy-based treatment regimens, and (2) ORIC-944, an allosteric inhibitor of the polycomb repressive complex 2 (PRC2) via the embryonic ectoderm development (EED) subunit being developed for prostate cancer, which we licensed exclusive worldwide development and commercialization rights to in August 2020 from Mirati Therapeutics, Inc. (Mirati License Agreement). We expect to file an IND for ORIC-533 in the first half of 2021, and an IND in the second half of 2021 for ORIC-944. Beyond these product candidates, we are developing multiple precision medicines targeting other hallmark cancer resistance mechanisms.

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

We have incurred significant losses since the commencement of our operations. Our net loss for the six months ended June 30, 2020 was $19.9 million and we had an accumulated deficit of $112.6 million as of June 30, 2020. Our losses and accumulated deficit have resulted primarily from costs incurred in connection with research and development activities and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we anticipate these losses will increase significantly as we continue our development of ORIC-101, ORIC-533, ORIC-944, and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. For example, in March 2020, the World Health Organization declared the novel coronavirus disease, or COVID-19, outbreak a global pandemic. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and physical distancing guidelines. Accordingly, businesses have adjusted, reduced or suspended operating activities. Beginning the week of March 16, 2020, the majority of our workforce began working from home. Disruptions caused by the COVID-19 pandemic, including the effects of the stay-at-home orders and work-from-home policies, have impacted productivity, have resulted in increased operational expenses, certain adjustments to the operations of the our clinical trials, the suspension of enrollment of new patients at certain of our clinical trial sites, and delays in certain supply chain activities and collecting and analyzing data from patients in our clinical trials, and may further disrupt our business and delay our development programs and regulatory timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct business in the ordinary course. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of our clinical trials and other related business activities.

On April 28, 2020, we completed the IPO of our common stock. In connection with the IPO, we issued and sold 8,625,000 shares of our common stock, including 1,125,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $16.00 per share resulting in gross proceeds of $138.0 million. After deducting underwriting discounts and commissions and other offering expenses of $12.8 million, net proceeds we received from the transaction were $125.2 million.

As consideration for the license granted under the Mirati License Agreement, we issued to Mirati 588,235 shares of our common on August 3, 2020. The number of shares issued were based on a price of $34.00 per share, representing a premium of 10% to the 60-day trailing volume weighted average trading price of our common stock. For a further description of the Mirati License Agreement and related stock issuance, please refer to Note 9 in the unaudited financial statements included elsewhere in this quarterly report on Form 10-Q.

Components of Operating Results

Research and Development Expenses

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

Internal expenses include employee-related costs such as salaries, related benefits and non-cash stock-based compensation expense for employees engaged in research and development functions.

We expense research and development costs in the periods in which they are incurred. External expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers or our estimate of the level of service that has been performed at each reporting date. We track external costs by program, clinical or preclinical. We do not track internal costs by program because these costs are deployed across multiple programs and, as such, are not separately classified.

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

Total Other Income

Interest income, net primarily consists of interest income generated from our investments in interest-bearing money market accounts. Other income primarily consists of rental income from the sub-leasing of a portion of our office space in South San Francisco, California.

Results of Operations

Comparison of the three and six months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Operating expenses:
Research and development	$7,723	$5,040	$2,683	$14,977	$10,252	$4,725
General and administrative	3,400	1,315	2,085	5,325	2,449	2,876
Total operating expenses	11,123	6,355	4,768	20,302	12,701	7,601
Loss from operations	(11,123)	(6,355)	(4,768)	(20,302)	(12,701)	(7,601)

Total other income	99	390	(291)	406	721	(315)

Net loss and comprehensive loss	$(11,024)	$(5,965)	$(5,059)	$(19,896)	$(11,980)	$(7,916)

Research and Development Expenses

Research and development expenses were $7.7 million for the three months ended June 30, 2020 compared to $5.0 million for the three months ended June 30, 2019, an increase of $2.7 million. This increase was primarily driven by $1.7 million of additional external costs driven by the continued advancement of our ORIC-101 program, and the preclinical development of ORIC-533. Further, we incurred an additional $1.0 million in personnel costs, including $0.5 million of non-cash stock-based compensation, for the 2020 period related to the expansion of our development team. For the six months ended June 30, 2020, research and development expenses were $15.0 million compared to $10.3 million for the same period of 2019, an increase of $4.7 million. This increase was primarily driven by $2.4 million of additional external costs driven by the advancement of our ORIC-101 program and ORIC-533 preclinical development, and $2.3 million of additional internal personnel costs, including $0.7 million of non-cash stock-based compensation, related to the expansion of the clinical development team.

We track external research and development costs by program, clinical or preclinical. External research and development expenses consist of payments to outside consultants, CROs, CMOs, clinical trial sites and central laboratories in connection with our discovery and preclinical activities, process development, clinical manufacturing and clinical development activities. External costs also include laboratory supplies as well as allocated facilities, depreciation and other expenses. Included in preclinical and other unallocated costs are external corporate overhead costs that are not specific to any one program.

We do not track internal costs by program because these costs are deployed across multiple programs and, as such, are not separately classified. Internal costs consist of employee-related costs including salaries, related benefits and non-cash stock-based compensation expense for employees engaged in research and development functions, which are not tracked by product candidate as several of our departments support multiple product candidate research and development programs.

The following table summarizes our external costs and internal costs for the three months and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Increase	2020	2019	Increase
External costs:
ORIC-101	$1,468	$826	$642	$2,769	$2,066	$703
Preclinical and other unallocated costs	3,052	2,050	1,002	5,710	3,949	1,761
Total external costs	4,520	2,876	1,644	8,479	6,015	2,464
Internal costs	3,203	2,164	1,039	6,498	4,237	2,261
Total research and development expenses	$7,723	$5,040	$2,683	$14,977	$10,252	$4,725

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.

General and Administrative Expenses

General and administrative expenses were $3.4 million for the three months ended June 30, 2020 compared to $1.3 million for the three months ended June 30, 2019, an increase of $2.1 million. For the six months ended June 30, 2020, general and administrative expenses were $5.3 million compared to $2.4 million for the same period in 2019, an increase of $2.9 million. These increases were primarily due to higher professional services and related costs to operate as a public company, and higher personnel costs, including additional non-cash stock-based compensation of $0.7 million for the three months and $0.8 million for the six months ended June 30, 2020, respectively, to support the growth of our company.

Total Other Income

Total other income for the three months ended June 30, 2020 was $0.1 million, compared to $0.4 million for the same period in 2019, a decrease of $0.3 million. For the six months ended June 30, 2020, total other income was $0.4 million, compared to $0.7 million for the same period in 2019, a decrease of $0.3 million. These decreases were primarily due to a reduction in the interest income we earned on our cash reserves as a result of lower average interest rates in 2020 as compared to 2019.

Liquidity and Capital Resources

Sources of Liquidity

On April 28, 2020, we completed the IPO of our common stock. In connection with the IPO, we issued and sold 8,625,000 shares of our common stock at a price to the public of $16.00 per share resulting in gross proceeds of $138.0 million. After deducting underwriting discounts and commissions and other offering expenses of $12.8 million, net proceeds to us were $125.2 million. Prior to the IPO, we funded our operations primarily with proceeds from the sale of convertible preferred stock resulting in total net proceeds of approximately $178.1 million.

Funding Requirements

To date, we have not generated any revenue. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if at all, that will occur. We will continue to require substantial additional capital to develop our product candidates and fund operations for the foreseeable future. Moreover, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the development of and seek regulatory approvals for our product candidates. Further, we are subject to all the risks incident in the development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business.

We expect our current cash and cash equivalents will be sufficient to fund our current operating plan into the fourth quarter of 2022. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(17,863)	$(11,025)
Net cash used in investing activities	(13)	(493)
Net cash provided by financing activities	125,359	65,187
Net increases in cash and cash equivalents	$107,483	$53,669

Operating Activities

Net cash used in operating activities was $17.9 million for the six months ended June 30, 2020, compared to $11.0 million for same period in 2019. The $6.8 million increase in net cash used in operating activities was primarily due to additional operating expenses incurred in the 2020 period due to the advancement of our research and development programs, primarily ORIC-101, and increased personnel costs as we have increased our headcount to support our programs and our operations as a public company. Furthermore, we have made additional prepayments during the six months ended June 30, 2020, as compared to the same period in 2019, to support our advancing program development initiatives.

Investing Activities

Net cash used in investing activities was less than $0.1 million for six months ended June 30, 2020, compared to $0.5 million for the same period in 2019. These uses of cash were primarily attributable to the purchase of property and equipment during the periods. In addition, during the six months ended June 30, 2020, our property and equipment purchases were mostly offset by proceeds from a note receivable that was paid in full during the period. There were no such proceeds in 2019.

Financing Activities

Net cash provided by financing activities was $125.4 million for six month ended June 30, 2020, compared to $65.2 million for the same period in 2019. The increase in cash provided by financing activities in 2020 relative to 2019 was primarily due to the net proceeds we received from our initial public offering in April 2020. During the 2019 period, we received net proceeds from the sale of shares of Series C and Series D convertible preferred stocks.

Off-Balance Sheet Arrangements

We do not currently have, nor did we have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC, during the periods presented.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, expenses, and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses. Actual results may differ materially from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. There have been no significant changes in our critical accounting policies as discussed in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on April 24, 2020. For a description of our critical accounting policies, please refer to Note 2 in the unaudited financial statements included elsewhere in this quarterly report on Form 10-Q.

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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2020, we had cash, cash equivalents of $196.6 million, consisting of interest-bearing money market funds. Due to the nature of our cash equivalents, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2020, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private placements of our convertible preferred stock and the sale of our common stock in our initial public offering in April 2020. Our net loss was $19.9 million for the six months ended June 30, 2020, and as of June 30, 2020, we had an accumulated deficit of $112.6 million. Our lead product candidate, ORIC-101, is in early-stage clinical trials, and we plan on filing an investigational new drug application (IND) with the U.S. Food and Drug Administration (FDA) for our product candidate, ORIC-533, in the first half of 2021 and for our newly licensed product candidate, ORIC-944, in the second half of 2021. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Our business depends entirely on the successful discovery, development and commercialization of product candidates. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve several objectives, including:

•	successful and timely completion of preclinical and clinical development of our lead product candidate, ORIC-101, ORIC-533, ORIC-944 and our other future product candidates;
•

establishing and maintaining relationships with contract research organizations (CROs) and clinical sites for the clinical development of ORIC-101, ORIC-533, ORIC-944 and our other future product candidates;

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

As of June 30, 2020, we had $196.6 million in cash and cash equivalents. We expect our current cash and cash equivalents, including the net proceeds from the IPO, will be sufficient to fund our current operating plan into the fourth quarter of 2022. Our estimate as to how long we expect the net proceeds from our IPO, together with our existing cash and cash equivalents, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates other than ORIC-101. All of our current programs other than ORIC-101, including ORIC-533 and ORIC-944, are in research or preclinical development. A product candidate can unexpectedly fail at any stage of preclinical and/or clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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

For example, in our Phase 1b trial of ORIC-101 in combination with nab-paclitaxel in advanced or metastatic solid tumors, two patients experienced dose-limiting toxicity (DLT) during the first cycle of treatment. Specifically, one patient experienced Grade 3 fatigue and discontinued treatment after two weeks on study. A second patient with advanced pancreatic cancer that had metastasized to the liver experienced Grade 4 neutropenia and thrombocytopenia and Grade 5 hepatic failure in the setting of rapid disease progression. A CT scan of the patient’s abdomen on study Day 9 demonstrated disease progression, and the patient died on study Day 12. These toxicities are well-described for nab-paclitaxel (including reports of hepatic necrosis and hepatic encephalopathy leading to death). After review of safety and PK data from Dose Level 1 by the study’s Safety Review Committee (SRC), it was determined that Dose Level 1 exceeded the maximum tolerated doses of the combination of ORIC-101 and nab-paclitaxel. The protocol was amended and following FDA review and Institutional Review Board (IRB) approvals, three new patients were enrolled to the revised new Dose Level 1A.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. For instance, we do not know whether ORIC-101 will perform in current or future clinical trials as ORIC-101 has performed in preclinical studies or prior clinical trials, nor do we know whether ORIC-533 or ORIC-944 will perform in current or future preclinical studies or future clinical trials as it has in prior preclinical studies. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Additionally, while we are aware of several other clinical-stage GR antagonists being developed by Corcept Therapeutics, to our knowledge, there are no GR antagonists approved for the treatment of cancer and the most advanced GR antagonist in development for cancer is in a Phase 2 trial for ovarian cancer and a Phase 3 trial for metastatic pancreatic ductal adenocarcinoma. As such, the development of ORIC-101 and our stock price may be impacted by inferences, whether correct or not, that are drawn between the success of our product candidate and those of Corcept Therapeutics or other companies. Additionally, prior to our two Phase 1b trials, ORIC-101 was only studied in two Phase 1a trials in healthy volunteers. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates, or prevent regulatory approval.

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

Enrollment of patients in our clinical trials and maintaining patients in our ongoing clinical trials may be delayed or limited as our clinical trial sites limit their onsite staff or temporarily close as a result of the COVID-19 pandemic. For instance, we are aware of certain ORIC-101 clinical trial sites that have temporarily stopped or delayed enrolling new patients in response to the COVID-19 pandemic. In addition, patients may not be able to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. These factors resulting from the COVID-19 pandemic could delay the anticipated readouts from our ORIC-101 clinical trials and our regulatory submissions.

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

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China, resulting in significant disruptions to Chinese manufacturing and travel. COVID-19 has now spread to numerous other countries, including extensively within the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. As a result of measures imposed by the governments in affected regions, many commercial activities, businesses and schools have been suspended as part of quarantines and other measures intended to contain this pandemic. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business and clinical trials, including:

•	delays or difficulties in enrolling patients in our clinical trials and further incurrence of additional costs as a result of preclinical study and clinical trial delays and adjustments;
•	challenges related to ongoing and increased operational expenses related to the COVID-19 pandemic;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
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

We will continue to assess the impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. For example, on March 16, 2020, San Mateo County issued a “shelter-in-place” order, effective March 17, 2020, and on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay home or at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. Furthermore, on May 28, 2020, San Mateo County announced an extension of its “shelter in place” order, which is effective until further notice. On June 17, 2020, San Mateo County issued a new Safer Community Order, which rescinded and replaced the “shelter in place” order and requires businesses to implement social distancing protocols and a written health and safety plan, among other things, for reopening. Should COVID-19 cases in California continue to increase, the country or state may re-institute a “shelter in place” order at any time. On June 19, 2020, the FDA also issued new guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in biopharmaceutical products manufacturing. Our primary operations are located in South San Francisco and San Diego. As a result of such county and California state orders and FDA guidance, the majority of our employees are currently telecommuting, and due to modified schedules and work protocols to enable adequate physical distancing, our laboratory operations are currently operating with decreased efficiency, which may impact certain of our operations over the near term and long term. Disruptions caused by the COVID-19 pandemic have also resulted in the incurrence of increased operational expenses. Should these developments continue or worsen, our operations and our program timelines may be negatively impacted and could result in the incurrence of additional costs.

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of the COVID-19 pandemic, there could be delays in the manufacturing supply chain for ORIC-101, which could delay or otherwise impact our ORIC-101 clinical program. We may also experience delays in procurement of materials for certain of our ongoing or planned studies of ORIC-533 or ORIC-944 due to the pandemic, which could impact our ability to file an IND in the first half of 2021 and the second half of 2021, respectively. Additionally, certain preclinical studies for our discovery research programs are conducted by CROs or academic institutions, some of which have temporarily stopped or delayed operations in light of COVID-19. These disruptions could negatively impact the timelines of our preclinical programs. It is also likely that the disproportionate impact of COVID-19 on hospitals and clinical sites will have an impact on recruitment and retention for our clinical trials. For instance, we are aware of certain ORIC-101 clinical trial sites that have temporarily stopped or delayed enrolling new patients in response to the COVID-19 pandemic. In addition, certain of our clinical trial sites have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in our clinical trials for ORIC-101 due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic. We and our CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA on March 18, 2020 and generally, and may need to make further adjustments in the future. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While we are currently continuing our clinical trials and seeking to add new clinical trial sites, we may not be successful in adding trial sites, may experience delays in patient enrollment or in the progression of our clinical trials, may need to suspend our clinical trials, and may encounter other negative impacts to our trials, due to the effects of the COVID-19 pandemic.

The global outbreak of COVID-19 continues to rapidly evolve with particularly significant case increases in the United States. While the extent of the impact of the current COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results.

To the extent the COVID-19 pandemic adversely affects our business, financial condition and operating results, it may also have the effect of heightening many of the risks described in this “Risk Factors” section.

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

We expect to develop ORIC-101, ORIC-533, ORIC-944 and potentially other programs in combination with other therapies, which exposes us to additional risks.

We intend to develop ORIC-101, ORIC-533, ORIC-944 and potentially other programs, in combination with one or more currently approved cancer therapies or therapies in development. In 2019, we initiated a Phase 1b clinical trial evaluating ORIC-101 in combination with nab-paclitaxel in patients with advanced or metastatic solid tumors. In 2019, we also initiated a Phase 1b clinical trial evaluating ORIC-101 in combination with enzalutamide in patients with metastatic prostate cancer. Patients may not be able to tolerate ORIC-101 or any of our other product candidates in combination with other therapies or dosing of ORIC-101 in combination with other therapies may have unexpected consequences. Even if any of our product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

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

We are currently focusing our resources and efforts on developing ORIC-101 for particular indications and advancing our preclinical programs. As a result, because we have limited resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development activities for ORIC-101, ORIC-533, ORIC-944 and other preclinical programs, may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target markets for ORIC-101, ORIC-533, ORIC-944 or any of our other programs, we may relinquish valuable rights to that product candidate or program through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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

We expect to face competition from existing products and products in development for each of our programs. For ORIC-101, we are aware of several other clinical-stage GR antagonists being developed by Corcept Therapeutics. To our knowledge, there are no GR antagonists approved for the treatment of cancer and the most advanced GR antagonist in development for cancer is in a Phase 3 clinical trial. For ORIC-533, we are aware of several companies developing antibodies against CD73, including AstraZeneca, Bristol-Myers Squibb, Novartis in collaboration with Surface Oncology, Corvus Pharmaceuticals, Innate Pharma and Tracon Pharmaceuticals in collaboration with I-Mab Biopharma. Other companies, such as Eli Lilly and Company, Arcus Biosciences, Calithera Biosciences and Merck through its acquisition of Peloton Therapeutics, have small-molecule programs against this target. To our knowledge, only Eli Lilly has an orally available, small molecule CD73 inhibitor in a clinical trial, which was initiated in March 2020. For ORIC-944, we are aware of several companies developing inhibitors against PRC2 that are currently in clinical trials, including Epizyme, Constellation Pharmaceuticals, Daiichi Sankyo, Pfizer, Shanghai HaiHe Pharmaceutical and Jiangsu HengRui Medicine Co. To our knowledge, only Novartis has an allosteric PRC2 inhibitor in a clinical trial. Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources, and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in our field before we do.

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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. There remain judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, at the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Additionally, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On July 24, 2020, the Trump administration announced four executive orders to lower drug prices, including allowing importation of certain drugs, changing how drug rebates are negotiated by middlemen, like pharmacy benefit managers, and directing such rebates to be passed to patients as point-of-sale discounts, and requiring Medicare to pay certain Part B drugs at the lowest price available in economically comparable countries. President Trump has delayed the effective date of the international drug pricing order, pending discussion with major drug companies. How these executive orders will be implemented and their impact on the industry remain uncertain. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates. It is also possible that additional governmental action is taken to address the COVID-19 pandemic.

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

Additionally, the collection and use of health data in the European Union is governed by the General Data Protection Regulation (GDPR), which extends the geographical scope of European Union data protection law to non-European Union entities under certain conditions and imposes substantial obligations upon companies and new rights for individuals. Failure to comply with the GDPR and the applicable national data protection laws of the EU Member States may result in fines up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we may process, and we may be required to put in place additional mechanisms in an effort to comply with the GDPR. This may be onerous and if our efforts to comply with GDPR or other applicable European Union laws and regulations are not successful, it could adversely affect our business in the European Union. Further, the European Court of Justice (ECJ) recently invalidated the EU-U.S. Privacy Shield, which enabled the transfer of personal data from the EU to the U.S. for companies that had self-certified to the Privacy Shield. To the extent that we were to rely on Privacy Shield, we will not be able to do so in the future, and the ECJ’s decision otherwise may impose additional obligations with respect to the transfer of personal data form EU to the U.S., each of which could increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the EU to the U.S.

Finally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA (a) allows enforcement by the California Attorney General, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation and (b) authorizes private lawsuits to recover statutory damages for certain data breaches. While it exempts some data regulated by the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and certain clinical trials data, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Some observers note that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), recently was certified by the California Secretary of State to appear on the ballot for the November 3, 2020 election. If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, as well as market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations may include the following:

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
•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their implementing regulations, also imposes obligations, including mandatory contractual terms, on covered entities, which are health plans, healthcare clearinghouses, and certain health care providers, as those terms are defined by HIPAA, and their respective business associates, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians, as defined by such law, and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members. Additionally, President Trump signed into law in 2018 the “Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act” which, under the provision entitled “Fighting the Opioid Epidemic with Sunshine,” in part, extends the reporting and transparency requirements for physicians under the Physician Payments Sunshine Act to physician assistants, nurse practitioners, and other mid-level practitioners, with reporting requirements going into effect in 2022 for payments made in 2021. The information reported is publicly available on a searchable website, with disclosure required annually; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws that require the registration of pharmaceutical sales and medical representatives; state laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

As of June 30, 2020, we had 58 full-time employees, including 45 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our data or data that is processed or maintained on our behalf, or other assets. For example, we have received phishing attacks, and companies have experienced an increase in phishing and social engineering attacks from third parties in connection with the COVID-19 pandemic, and the increase in remote working further increases security threats. To the extent that any disruption or security breach were to result in any loss, destruction, unavailability, alteration, disclosure, or dissemination of, or damage to or unauthorized access, our applications, any other data processed or maintained on our behalf or other assets, or for it to be believed or reported that any of these occurred, we could incur liability, financial harm and reputational damage and the development and commercialization of our product candidates could be delayed. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns or breaches in systems or other cyber incidents that cause loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our data and other data processed or maintained on our behalf or other assets that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure or dissemination of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to loss, damage, or unauthorized access to, or use, alteration, or disclosure or dissemination of, personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

Notifications and follow-up actions related to a security incident could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We expect to incur significant costs in an effort to detect and prevent security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security incident were to result in any loss, destruction, or alteration of, or damage or unauthorized access to, our data or other information that is processed or maintained on or behalf, or inappropriate disclosure or dissemination of any such information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

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

Although as of August 3, 2020 we owned two and licensed one issued patents in the United States, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued or licensed patents will not be found invalid or unenforceable if challenged.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents or the patents of our licensors may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review (PGR) and inter partes review (IPR), or other similar proceedings challenging our owned patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, our patents or the patents of our licensors may become subject to post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our priority of invention or other features of patentability with respect to our patents and patent applications and those of our licensors. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications or the patents and patent applications of our licensors is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Because our development programs may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these third-party proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain or maintain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may be involved in lawsuits to protect or enforce our patents or our licensors’ patents, which could be expensive, time consuming and unsuccessful. Further, our issued patents or our licensors’ patents could be found invalid or unenforceable if challenged in court.

Competitors may infringe our intellectual property rights. To prevent infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we own or in-license is not valid, is unenforceable and/or is not infringed. If we or any of our potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at one of our product candidates, the defendant could counterclaim that our patent or the patent of our licensors is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of sufficient written description, non-enablement, or obviousness-type double patenting. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.

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

Although as of August 3, 2020 we owned two and licensed one issued patents in the United States and pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Parties making claims against us may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, operating results, financial condition and prospects.

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

Our existing license agreements, and we expect that our future agreements will, impose various development, diligence, commercialization, and other obligations on us. Certain of our license agreements also require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the license.

Moreover, disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

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

In spite of our best efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our product candidates. For example, if Mirati terminates the license agreement between us and Mirati, we may be required to cease our development and commercialization of licensed products directed to PRC2 and would be obligated to assign to Mirati, or grant an exclusive license to Mirati with respect to, certain of our patents, know-how and regulatory filings. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

The patent protection and patent prosecution for some of our product candidates may be dependent on third parties.

While we normally seek to obtain the right to control prosecution, maintenance and enforcement of the patents relating to our product candidates, there may be times when the filing and prosecution activities for patents and patent applications relating to our product candidates are controlled by our licensors or collaboration partners. If any of our licensors or collaboration partners fail to prosecute, maintain and enforce such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patents covering our product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.

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

From time to time, we evaluate various acquisition opportunities and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. For instance, in August 2020, we entered into the Mirati License Agreement pursuant to which we licensed from Mirati exclusive worldwide development and commercialization rights to its PRC2 inhibitor program. Any such acquisition or strategic partnership may entail numerous risks, including:

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

In addition, if we undertake acquisitions or pursue partnerships in the future, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. For instance, in connection with the Mirati License Agreement, we issued to Mirati 588,235 shares of our common stock, which resulted in dilution to our existing stockholders.

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

Risks related to the securities markets and ownership of our common stock

We do not know whether an active, liquid and orderly trading market will continue for our common stock or what the market price of our common stock will be and as a result it may be difficult for you to sell your shares of our common stock.

Prior to our IPO in April 2020, there was no public market for shares of our common stock. Shares of our common stock only recently began trading on the Nasdaq Global Select Market, but we can provide no assurance that we will be able to sustain an active trading market for our shares. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. Furthermore, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic collaborations or acquire companies, technologies or other assets by using our shares of common stock as consideration.

The price of our stock is volatile.

The trading price of our common stock is highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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

As of June 30, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned 57.07% of our outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

As of June 30, 2020, we had 29,924,461 outstanding shares of common stock. Of these shares, 8,625,000 shares are freely tradable and substantially all of the remaining shares of common stock will be available for sale in the public market beginning in October 2020 following the scheduled expiration of lock-up agreements that certain of our stockholders and the underwriters entered into in connection with our IPO. J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Jefferies LLC may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.

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

Moreover, holders of an aggregate of 19,866,841 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market beginning in October 2020 following the scheduled expiration of lock-up agreements that certain of our stockholders and the underwriters entered into in connection with our IPO. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) December 31, 2025.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We incur increased costs as a result of operating as a public company, and our management devotes substantial time to related compliance initiatives. Additionally, if we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase our operating expenses. For example, these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage, particularly in light of recent cost increases related to coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, as a public company we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, beginning with our second annual report on Form 10-K as a public company, we will be required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we may be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaging in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. This risk is especially relevant for us because biotechnology companies have experienced significant stock price volatility in recent years and we may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) is the exclusive forum for the following (except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction):

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a claim of breach of fiduciary duty;
•	any action asserting a claim against us arising under the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; and
•	any action asserting a claim against us that is governed by the internal-affairs doctrine.

This provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Registration Statement on Form S-1 (File Nos. 333-236792 and 333-237814) were declared effective by the SEC for our IPO of common stock on April 23, 2020. We started trading on the NASDAQ Global Select Market on April 24, 2020. In connection with our IPO, we sold an aggregate of 8,625,000 shares of common stock at a public offering price of $16.00 per share, including 1,125,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. The underwriters for our IPO were J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Jefferies LLC, and Guggenheim Securities, LLC. The aggregate gross proceeds received by the Company from the offering, excluding underwriting discounts and commissions and offering expenses, were $138.0 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on April 24, 2020. We have, and plan to continue to invest the balance of the net proceeds from the IPO in short- and intermediate-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises.

On August 3, 2020, we issued 588,235 shares of common stock to Mirati in connection with the Mirati License Agreement. No underwriters were involved in the issuance. The shares were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act, for transactions by an issuer not involving any public offering. We relied upon this exemption from registration based in part on representations made by Mirati in a stock issuance agreement entered into between us and Mirati, dated August 3, 2020. During the eighteen months period following the data of the stock issuance agreement, Mirati is subject to certain transfer restrictions, and the parties agreed to negotiate and enter into a registration rights agreement, with respect the shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	INLINE XBRL Instance Document
101.SCH	INLINE XBRL Taxonomy Extension Schema Document
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIC Pharmaceuticals, Inc.

Date: August 5, 2020	By:	/s/ Jacob M. Chacko
Jacob M. Chacko, M.D.
President and Chief Executive Officer

Date: August 5, 2020	By:	/s/ Dominic Piscitelli
Dominic Piscitelli
Chief Financial Officer