Form 10-Q
period 2020-09-30
Oric Pharmaceuticals, Inc.
filed 2020-11-05
CIK 1796280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of October 30, 2020, the registrant had 30,837,807 shares of common stock, $0.0001 par value per share, outstanding.

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
•

the timing, progress and results of preclinical studies and clinical trials for ORIC-101, ORIC-533, ORIC-944, ORIC-114 and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;

•

the timing, scope and likelihood of regulatory filings and approvals, including timing of Investigational New Drug, or IND, applications and final Food and Drug Administration, or FDA, approval of ORIC-101, ORIC-533, ORIC-944, ORIC-114 and any other future product candidates;

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
•

our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering ORIC-101, ORIC-533, ORIC-944, ORIC-114 and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;

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

•	the pricing and reimbursement of ORIC-101, ORIC-533, ORIC-944, ORIC-114 and other product candidates we may develop, if approved;
•	the rate and degree of market acceptance and clinical utility of ORIC-101, ORIC-533, ORIC-944, ORIC-114 and other product candidates we may develop;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our financial performance;
•	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;
•	the impact of laws and regulations;
•	our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and
•	our anticipated use of our existing resources.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ORIC PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,031	$89,159
Marketable securities	124,579	—
Prepaid expenses and other current assets	2,448	840
Total current assets	189,058	89,999

Property and equipment, net	1,893	2,241
Other assets	711	1,853
Total assets	$191,662	$94,093

Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$1,598	$152
Accrued liabilities	5,330	5,202
Total current liabilities	6,928	5,354

Deferred rent - long term	359	765
Total liabilities	7,287	6,119

Commitments and contingencies (Note 10)
Convertible preferred stock:
Series A convertible preferred stock, $0.0001 par value; no shares and 3,862,500 authorized, issued and outstanding at September 30, 2020 and December 31, 2019, respectively; $0 and $15,450 aggregate liquidation preference at September 30, 2020 and December 31, 2019, respectively	—	15,431
Series B convertible preferred stock, $0.0001 par value; no shares and 6,750,000 authorized at September 30, 2020 and December 31, 2019, respectively; no shares and 6,749,999 outstanding at September 30, 2020 and December 31, 2019, respectively; $0 and $54,000 aggregate liquidation preference at September 30, 2020 and December 31, 2019, respectively	—	53,906
Series C convertible preferred stock, $0.0001 par value; no shares and 4,448,788 authorized at September 30, 2020 and December 31, 2019, respectively; no shares and 4,448,780 outstanding at September 30, 2020 and December 31, 2019, respectively; $0 and $53,385 aggregate liquidation preference at September 30, 2020 and December 31, 2019, respectively	—	53,172
Series D convertible preferred stock, $0.0001 par value; no shares and 5,287,500 authorized at September 30, 2020 and December 31, 2019, respectively; no shares and 4,217,327 outstanding at September 30, 2020 and December 31, 2019, respectively; $0 and $55,669 aggregate liquidation preference at September 30, 2020 and December 31, 2019, respectively	—	55,549
Stockholders' equity (deficit):
Common stock, $0.0001 par value; 1,000,000,000 shares and 26,750,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 30,545,165 shares and 1,984,222 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	3	—
Additional paid-in capital	322,535	2,606
Accumulated deficit	(138,134)	(92,690)
Accumulated other comprehensive loss	(29)	—
Total stockholders' equity (deficit)	184,375	(90,084)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$191,662	$94,093

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$8,831	$5,632	$23,808	$15,884
Acquired in-process research and development	12,971	—	12,971	—
General and administrative	3,800	1,465	9,125	3,914
Total operating expenses	25,602	7,097	45,904	19,798
Loss from operations	(25,602)	(7,097)	(45,904)	(19,798)

Other income:
Interest income, net	10	476	276	1,054
Other income	44	72	184	215
Total other income	54	548	460	1,269
Net loss	$(25,548)	$(6,549)	$(45,444)	$(18,529)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(29)	—	(29)	—
Comprehensive loss	$(25,577)	$(6,549)	$(45,473)	$(18,529)
Net loss per share, basic and diluted	$(0.84)	$(3.36)	$(2.52)	$(9.87)
Weighted-average shares outstanding, basic and diluted	30,314,904	1,946,439	18,022,068	1,876,687

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2018	3,862,500	$15,431	6,749,999	$53,906	3,177,271	$37,929	—	$—	1,802,134	$—	$1,381	$(65,807)	$(64,426)
Issuance of Series C Preferred Stock, net of issuance costs of $213	—	—	—	—	1,271,509	15,243	—	—	—	—	—	—	—
Exercise of common stock options and vesting of early exercised common stock options	—	—	—	—	—	—	—	—	26,159	—	21	—	21
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	191	—	191
Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,015)	(6,015)
Balance at March 31, 2019	3,862,500	$15,431	6,749,999	$53,906	4,448,780	$53,172	—	$—	1,828,293	$—	$1,593	$(71,822)	$(70,229)
Issuance of Series D Preferred Stock	—	—	—	—	—	—	3,777,564	49,864	—	—	—	—	—
Exercise of common stock options and vesting of early exercised common stock options	—	—	—	—	—	—	—	—	111,884	—	59	—	59
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	190	—	190
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,965)	(5,965)
Balance at June 30, 2019	3,862,500	$15,431	6,749,999	$53,906	4,448,780	$53,172	3,777,564	$49,864	1,940,177	$—	$1,842	$(77,787)	$(75,945)
Issuance of Series D Preferred Stock, net of issuance costs of $121	—	—	—	—	—	—	439,763	5,685	—	—	—	—	—
Exercise of common stock options and vesting of early exercised common stock options	—	—	—	—	—	—	—	—	15,789	—	14	—	14
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	271	—	271
Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,549)	(6,549)
Balance at September 30, 2019	3,862,500	$15,431	6,749,999	$53,906	4,448,780	$53,172	4,217,327	$55,549	1,955,966	$—	$2,127	$(84,336)	$(82,209)

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(Unaudited)

(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity (Deficit)
Balance at December 31, 2019	3,862,500	$15,431	6,749,999	$53,906	4,448,780	$53,172	4,217,327	$55,549	1,984,222	$—	$2,606	$(92,690)	$—	$(90,084)
Exercise of common stock options and vesting of early exercised common stock options	—	—	—	—	—	—	—	—	13,433	—	12	—	—	12
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	527	—	—	527
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,872)	—	(8,872)
Balance at March 31, 2020	3,862,500	$15,431	6,749,999	53,906	4,448,780	$53,172	4,217,327	$55,549	1,997,655	$—	$3,145	$(101,562)	$—	$(98,417)
Exercise of common stock options and vesting of early exercised common stock options	—	—	—	—	—	—	—	—	23,200	—	39	—	—	39
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,381	—	—	1,381
Initial public offering of common stock	—	—	—	—	—	—	—	—	8,625,000	1	137,999	—	—	138,000
Issuance costs associated with initial public offering	—	—	—	—	—	—	—	—	—	—	(12,790)	—	—	(12,790)
Conversion to Common Stock	(3,862,500)	$(15,431)	(6,749,999)	(53,906)	(4,448,780)	$(53,172)	(4,217,327)	$(55,549)	19,278,606	2	178,056	—	—	178,058
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,024)		(11,024)
Balance at June 30, 2020	—	—	—	—	—	—	—	—	29,924,461	$3	$307,830	$(112,586)	$—	$195,247
Exercise of common stock options and vesting of early exercised common stock options	—	—	—	—	—	—	—	—	32,469	—	53	—	—	53
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,681	—	—	1,681
Issuance of common stock related to acquisition	—	—	—	—	—	—	—	—	588,235	—	12,971	—	—	12,971
Other comprehensive loss													(29)	(29)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(25,548)	—	(25,548)
Balance at September 30, 2020	—	—	—	$—	—	$—	—	$—	30,545,165	$3	$322,535	$(138,134)	$(29)	$184,375

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(45,444)	$(18,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	736	758
Stock-based compensation expense	3,589	652
Non-cash stock consideration, acquisition	12,971	—
Loss on fixed asset disposal	—	7
Amortization of discount on investments, net	33	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,599)	223
Accounts payable and accrued other liabilities	2,271	504
Net cash used in operating activities	(27,443)	(16,385)

Cash flows from investing activities:
Acquisitions of property and equipment	(256)	(712)
Purchases of marketable securities	(124,640)	—
Proceeds from notes receivable	193	—
Net cash used in investing activities	(124,703)	(712)

Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to initial public offering, gross	138,000	—
Issuance costs associated with initial public offering	(12,692)	—
Payment of deferred financing costs	(394)	—
Proceeds from issuance of preferred stock	—	70,927
Issuance costs associated with preferred stock	—	(136)
Proceeds from stock option exercises	104	94
Net cash provided by financing activities	125,018	70,885

Net (decrease) increase in cash and cash equivalents	(27,128)	53,788

Cash and cash equivalents, beginning of period	89,159	42,636
Cash and cash equivalents, end of period	$62,031	$96,424

Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$178,058	$—
Amounts accrued for purchase of property and equipment	$132	$11
Unpaid deferred financing costs	$—	$240

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

Since inception, the Company has devoted its primary efforts to raising capital, internal research and development activities and business development efforts and has incurred significant operating losses and negative cash flows from operations. In August 2020, the Company licensed from Mirati Therapeutics, Inc. development and commercialization rights to an allosteric inhibitor program directed towards the polycomb repressive complex 2 (PRC2) and in October 2020, the Company licensed from Voronoi, Inc. development and commercialization rights to a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target epidermal growth factor receptor (EGFR) and human epidermal growth factor receptor 2 (HER2) with high potency against exon 20 insertion mutations.

As of September 30, 2020, the Company had an accumulated deficit of $138.1 million. Through September 30, 2020, all of the Company’s financial support has been provided primarily from the sale of convertible preferred stock and proceeds from the issuance of common stock.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP, have been omitted. The accompanying unaudited financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, particularly in light of the novel coronavirus pandemic, or COVID-19, and its impact on domestic and global economies. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and physical distancing guidelines. Accordingly, businesses have adjusted, reduced or suspended operating activities. Beginning the week of March 16, 2020, the majority of the Company’s workforce began working from home. Disruptions caused by the COVID-19 pandemic, including the effects of the stay-at-home orders and work-from-home policies, have impacted productivity, have resulted in increased operational expenses, certain adjustments to the operations of the Company’s clinical trials, the suspension of enrollment of new patients at certain of the Company’s clinical trial sites, and delays in certain supply chain activities and collecting and analyzing data from patients in the Company’s clinical trials, and may further disrupt the business and delay the development programs and regulatory timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct business in the ordinary course. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of the clinical trials and other related business activities.

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2019, which are included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b)(4) on April 24, 2020 under the Securities Act of 1933, as amended (the Securities Act).

In the third quarter of 2020, the Company began reporting deferred offering costs within its other assets on its balance sheets. To conform to current presentation, the Company included $1.3 million of deferred financing costs at December 31, 2019 in other assets. This reclassification had no effect on the Company’s total assets, net loss or stockholders’ equity (deficit) as previously reported.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash, cash equivalents and marketable securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash, cash equivalents and marketable securities that are recorded on its balance sheets. The Company mitigates its risk by investing in high-grade instruments and limiting the concentration in any one issuer, which limits its exposure. The Company has not experienced any losses since inception.

The carrying amounts of cash, cash equivalents and marketable securities, prepaid expenses, accounts payable and accrued other liabilities are reasonable estimates of their fair value because of the short maturity of these items.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less at the time of purchase that are readily convertible into cash as cash equivalents. These investments may include money market funds, securities issued by U.S. Government agencies, corporate debt securities and commercial paper.

Marketable Securities

Investments with maturities at the date of acquisition of more than 90 days are considered marketable securities. The Company has classified its investment holdings as available-for-sale, as the sale of such securities may be required prior to maturity to implement management’s strategies. The Company classifies its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its balance sheets based on the highly liquid nature of the securities and because these investments are considered available for use in current operations. Marketable securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Available-for-sale marketable securities are stated at fair value on the Company’s balance sheets with any unrealized gains or losses include in accumulated other comprehensive income (loss).

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

License Fees

Acquisitions of technology licenses are charged to acquired in-process research and development expense or capitalized based upon the asset achieving technological feasibility in accordance with management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future use.

Deferred Offering Costs

The Company capitalizes costs that are directly associated with equity financings until such financings are consummated at which time such costs are recorded against the gross proceeds of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations and comprehensive loss.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator
Net loss	$(25,548)	$(6,549)	$(45,444)	$(18,529)
Denominator
Weighted average shares outstanding used in computing net loss per share, basic and diluted	30,314,904	1,946,439	18,022,068	1,876,687
Net loss per share, basic and diluted	$(0.84)	$(3.36)	$(2.52)	$(9.87)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	As of September 30,
	2020	2019
Options to purchase common stock	3,959,693	2,251,594
Convertible preferred stock	—	19,278,606
Total	3,959,693	21,530,200

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) under its accounting standard codifications (ASC) or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

In December 2019, the FASB issued ASU No 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. The amendments in ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. For emerging growth companies (EGCs), the standard is effective for fiscal years beginning after December 15, 2021. The Company early adopted the new standard in 2020 which had no material effect on the Company’s current financial position, results of operations or financial statement disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (ASC 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those years. Since the Company has elected to use the extended transition period under the JOBS Act available to EGCs, the ASU is effective for the Company for fiscal years beginning after December 15, 2020. The Company expects to adopt the new standard in the first quarter of 2021. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements and related disclosures but does not expect it to be material.

3. License Agreements

On August 3, 2020, the Company entered into a license agreement (Mirati License Agreement) with Mirati Therapeutics, Inc (Mirati). Under the Mirati License Agreement, Mirati granted the Company a worldwide, exclusive, sublicensable, royalty-free license under Mirati’s rights to certain patents and patent applications directed to certain small molecule compounds that bind to and inhibit PRC2 and certain related know-how, in each case, to develop and commercialize certain licensed compounds and licensed products incorporating any such compounds. Under the Mirati License Agreement, the Company is wholly responsible for development and commercialization of licensed products. In addition, the Company is obligated to use commercially reasonable efforts to develop and commercialize at least one licensed product in certain major markets.

Unless earlier terminated, the Mirati License Agreement will continue in effect on a country-by-country and licensed product-by-licensed product basis until the later of (a) the expiration of the last valid claim of a licensed patent covering such licensed product in such country or (b) ten years after the first commercial sale of such licensed product in such country. Following the expiration of the Mirati License Agreement, the Company will retain its licenses under the intellectual property Mirati licensed to it on a royalty-free basis. ORIC and Mirati may each terminate the Mirati License Agreement if the other party materially breaches the terms of such agreement, subject to specified notice and cure provisions, or enters into bankruptcy or insolvency proceedings. Mirati may terminate the agreement if the Company challenges any of the patent rights licensed to us by Mirati or it discontinues development of licensed products for a specified period of time. The Company also has the right to terminate the Mirati License Agreement without cause by providing prior notice to Mirati.

The Company’s financial obligations under the Mirati License Agreement was comprised of an upfront payment of 588,235 shares of ORIC common stock, valued at approximately $13.0 million based upon the closing price of the Company’s common stock on the acquisition date. The number of shares was based on a price of $34.00 per share, representing a premium of 10% to the 60-day trailing volume-weighted average trading price of the Company’s common stock. The shares were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering. During the eighteen-month period following the date of the agreement, Mirati is subject to certain transfer restrictions, and the parties agreed to negotiate and enter into a registration rights agreement, with respect to the shares. The Company is not obligated to pay Mirati milestones or royalties.

The Company recorded the transaction as an asset purchase as management concluded that all of the value received was related to a single identifiable asset. Further, as the asset was in early development at the time the license was acquired, the Company concluded that there was no alternative future use for the asset and recorded a charge at the closing of the transaction for the full $13.0 million value assigned to the shares issued.  This non-cash charge was recorded as acquired in-process research and development expense in the statements of operations and comprehensive loss for the three and nine months ended September 30, 2020.

On October 19, 2020, the Company entered into a license agreement with Voronoi, Inc. (Voronoi). See Note 11 for further discussion.

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Lab equipment	$4,088	$3,748
Leasehold improvements	1,710	1,710
Computer hardware and software	206	158
Furniture and fixtures	140	140
Total property and equipment, gross	6,144	5,756
Less accumulated depreciation	(4,251)	(3,515)
Total property and equipment, net	$1,893	$2,241

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued compensation	$2,229	$1,883
Accrued clinical development costs	1,391	484
Accrued professional fees	657	338
Deferred rent - short-term	535	495
Accrued manufacturing costs	278	479
Other accruals	240	279
Accrued deferred financing costs	—	1,244
Total accrued liabilities	$5,330	$5,202

6. Marketable Securities

The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. In accordance with the Company’s investment policy, it has invested funds in marketable securities as of September 30, 2020. The Company had no marketable securities at December 31, 2019.

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at September 30, 2020 consisted of the following (in thousands):

	September 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$124,608	$—	$(29)	$124,579
Total	$124,608	$—	$(29)	$124,579

The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. At September 30, 2020, there were 13 securities in unrealized loss positions. These securities have not been in a continuous loss position for more than 12 months. Further, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis which may be at maturity. As such, the Company has classified these losses as temporary in nature.

None of the Company’s available-for-sale marketable securities had maturities of greater than 12 months at September 30, 2020.

7. Fair Value Measurements

The accounting guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair-value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The carrying amounts of the Company’s interest receivable, included in prepaid expenses and other current assets, accounts payable and accrued liabilities are generally considered to be representative of their fair value because of the short term nature of these instruments. The Company’s investments, which may include money market funds and available-for-sale investment securities consisting of U.S. treasury securities, and high-quality, marketable debt instruments of corporations and government sponsored enterprises, are measured at fair value in accordance with the fair value hierarchy.

Following are the major categories of assets measured at fair value on a recurring basis as of September 30, 2020 and

December 31, 2019 (in thousands):

	Fair Value Measurement at End of Period Using:
	Fair Value	Quoted Market Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2020
Money market funds (1)	$62,031	$62,031	$—	$—	$62,031
U.S. treasury securities	124,579	124,579	—	—	124,579
Total	$186,610	$186,610	$—	$—	186,610
At December 31, 2019
Money market funds (1)	$88,159	$88,159	$—	$—	$88,159

(1)Included in cash and cash equivalents in accompanying balance sheets.

No transfers between levels occurred during either of the reporting periods presented.

8. Convertible Preferred Stock

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

9. Equity Incentive Plans and Stock-Based Compensation

Equity Incentive Plans

In February 2020, the Company’s Board of Directors adopted, and its stockholders approved, the 2020 Equity Incentive Plan (the 2020 Plan), which became effective in April 2020 in connection with the Company’s IPO. Upon adoption of the 2020 Plan, the Company restricted the grant of future equity awards under its 2014 Equity Incentive Plan, as amended and restated (the 2014 Plan).

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

As of September 30, 2020, there were 1,514,840 shares available for future issuance under the 2020 Plan. As of December 31, 2019, there were 203,696 shares available for future issuance under the 2014 Plan.

The following table summarizes the option activity for the nine months ended September 30, 2020:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	2,683,441	$3.75
Granted	1,449,509	16.90
Exercised	(69,102)	1.62
Forfeited and cancelled	(104,155)	7.39
Outstanding at September 30, 2020	3,959,693	$8.52	8.7	$65,531
Exercisable at September 30, 2020	1,060,901	$2.60	8.0	$23,797

Certain stock options granted under the Company’s 2014 Plan provided option holders the ability to early exercise their stock options prior to vesting. The shares of common stock granted from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding or issued until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying balance sheets and will be transferred into common stock and additional paid-in capital as the shares vest. As of September 30, 2020 and December 31, 2019, there were 7,821 shares and 29,579 shares subject to repurchase by the Company, respectively. As of September 30, 2020 and December 31, 2019, the Company recorded less than $0.1 million of liabilities associated with shares issued with repurchase rights.

Employee Stock Purchase Plan

In February 2020, the Company’s Board of Directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (ESPP). The ESPP became effective in connection with the Company’s IPO however no offering period or purchase period under the ESPP will begin unless and until otherwise determined by the Company’s Board of Directors. A total of 290,000 shares of common stock were reserved for future issuance under the ESPP. Further, the number of shares of common stock available for issuance under the ESPP will automatically increase on the first day of each fiscal year following the fiscal year in which the first offering period under the ESPP commences in an amount equal to the lessor of (1) 500,000 shares, (2) 1% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (3) such other amount as determined by the Company’s Board of Directors. As of September 30, 2020, no shares had been issued pursuant to the ESPP and there were no active offering periods or purchase periods.

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

	Nine Months Ended September 30,
	2020	2019
Stock price	$16.00 - $35.92	$1.60 - $6.44
Risk-free interest rate	3.17% - 4.45%	1.39% - 2.58%
Expected volatility	88.01% - 95.11%	100.52% - 104.15%
Expected term (in years)	5.50 - 6.08	6.08
Expected dividend yield	0%	0%

The Company recognized stock-based compensation expense of $1.7 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and $3.6 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively. No stock-based compensation expense has been recognized as of September 30, 2020, pursuant to the Company’s ESPP. The total unrecognized compensation expense related to outstanding unvested stock-based awards as of September 30, 2020 and 2019 was $20.4 million and $5.5 million, respectively, which is expected to be recognized over a weighted-average remaining service period of 2.91 years for 2020 and 3.16 years for 2019.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations for stock options for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$592	$116	$1,406	$233
General and administrative	1,089	155	2,183	419
Total stock-based compensation expense	$1,681	$271	$3,589	$652

10. Commitments and Contingencies

Operating Leases

Rent expense is recorded on a straight-line basis over the term of the respective lease. Total rent expense for the South San Francisco and San Diego locations was $0.3 million and $1.0 million for the three months and nine months ended September 30, 2020 and 2019, respectively.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2020 were as follows (in thousands):

Operating Leases
2020 remaining three months	$478
2021	1,871
2022	686
Total minimum lease payments	$3,035

Litigation

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company believes there is no threatened litigation or litigation pending that could have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

11. Subsequent Events

On October 19, 2020, the Company entered into the Voronoi License Agreement with Voronoi. The Voronoi License Agreement gives the Company access to Voronoi’s preclinical stage epidermal growth factor receptor (EGFR) and human epidermal growth factor receptor 2 (HER2) exon 20 insertion mutation program, including a lead product candidate now designated as ORIC-114. Under the Voronoi License Agreement, Voronoi granted the Company an exclusive, sublicensable license under Voronoi’s rights to certain patents and patent applications directed to certain small molecule compounds that bind to EGFR and HER2 with one or more exon 20 insertion mutations and certain related know-how, in each case, to develop and commercialize certain licensed compounds and licensed products incorporating any such compound worldwide (other than in the People’s Republic of China, Hong Kong, Macau and Taiwan) (the ORIC Territory). Under the Voronoi License Agreement, the Company is wholly responsible for development and commercialization of licensed products in the ORIC Territory. In addition, the Company is obligated to use commercially reasonable efforts to develop and commercialize at least one licensed product in certain major markets in the ORIC Territory.

The Company’s financial obligations under the Voronoi License Agreement included an upfront payment comprised of a $5.0 million cash payment and the issuance to Voronoi of 283,259 shares of the Company’s common stock issued pursuant to a stock issuance agreement (Stock Agreement) entered into between the parties on October 19, 2020. The number of shares issued pursuant to the Stock Agreement was based on a price of $28.24 per share, representing a premium of 25% to the 30-day trailing volume weighted average trading price of the Company’s common stock. The shares were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

The Company is also obligated to make milestone payments to Voronoi upon the achievement of certain events. Upon the achievement of certain development and regulatory milestones with respect to the first licensed product, the Company is obligated to pay Voronoi up to a maximum of $111.0 million. Upon the achievement of certain commercial milestones with respect to the first licensed product, the Company is obligated to pay Voronoi up to a maximum of $225.0 million. If the Company pursues a second licensed product, the Company would pay Voronoi up to an additional $272.0 million in success-based milestones. In addition, the Company is obligated to pay royalties on net sales of licensed products in the ORIC Territory.

Unless earlier terminated, the Voronoi License Agreement will continue in effect until the expiration of all royalty payment obligations. Following the expiration of the Voronoi License Agreement, the Company will retain its licenses under the intellectual property Voronoi licensed to it on a royalty-free basis. The Company and Voronoi may each terminate the Voronoi License Agreement if the other party materially breaches the terms of such agreement, subject to specified notice and cure provisions, or enters into bankruptcy or insolvency proceedings. Voronoi may also terminate the agreement if the Company discontinues development of licensed products for a specified period of time. The Company also has the right to terminate the Voronoi License Agreement without cause by providing prior notice to Voronoi.

If Voronoi terminates the Voronoi License Agreement for cause, or if the Company terminates the Voronoi License Agreement without cause, then the Company is obligated to grant a nonexclusive license to Voronoi under certain of the Company’s patents and know-how and to assign to Voronoi certain of its regulatory filings for licensed compounds and licensed products.

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

Our fully integrated discovery and development team is advancing a diverse pipeline of innovative therapies designed to counter resistance mechanisms in cancer by leveraging our expertise within three specific areas: hormone-dependent cancers, precision oncology and key tumor dependencies. Our lead product candidate, ORIC-101, builds upon a legacy of successful drug development by our founders in the field of nuclear hormone receptors and their efforts to elucidate the cause of resistance to the groundbreaking prostate cancer therapies that they had developed. ORIC-101 is a potent and selective small molecule antagonist of the glucocorticoid receptor (GR), which has been linked to resistance to multiple classes of cancer therapeutics across a variety of solid tumors. In 2019, we initiated two separate Phase 1b trials of ORIC-101 in combination with (1) Xtandi (enzalutamide) in metastatic prostate cancer and (2) Abraxane (nab-paclitaxel) in advanced or metastatic solid tumors, and we expect to report interim data from one of these trials in the first half of 2021 and from the other trial in the second half of 2021. Our other product candidates include (1) ORIC-533, an orally bioavailable small molecule inhibitor of CD73, a key node in the adenosine pathway believed to play a central role in resistance to chemotherapy- and immunotherapy-based treatment regimens, (2) ORIC-944, an allosteric inhibitor of the polycomb repressive complex 2 (PRC2) via the embryonic ectoderm development (EED) subunit, for which we licensed development and commercialization rights from Mirati Therapeutics, Inc. in August 2020 (Mirati License Agreement) and (3) ORIC-114, a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target epidermal growth factor receptor (EGFR) and human epidermal growth factor receptor 2 (HER2) with high potency towards exon 20 insertion mutations, for which we licensed development and commercialization rights from Voronoi, Inc. in October 2020 (Voronoi License Agreement). We expect to file an investigational new drug application (IND) with the U.S. Food and Drug Administration (FDA) for ORIC-533 in the first half of 2021, an IND for ORIC-944 in the second half of 2021 and a Clinical Trial Application (CTA) for ORIC-114 in the second half of 2021. Beyond these product candidates, we are developing multiple precision medicines targeting other hallmark cancer resistance mechanisms.

Since our inception in 2014, we have devoted substantially all of our resources to research and development activities, including with respect to our GR antagonist and CD73 inhibitor programs and other preclinical programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

We have incurred significant losses since the commencement of our operations. Our net loss for the nine months ended September 30, 2020 was $45.4 million and we had an accumulated deficit of $138.1 million as of September 30, 2020. Our losses and accumulated deficit have resulted primarily from costs incurred in connection with research and development activities including in-licensing and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we anticipate these losses will increase significantly as we continue our development of ORIC-101, ORIC-533, ORIC-944,  ORIC-114 and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. For example, in March 2020, the World Health Organization declared the novel coronavirus disease, or COVID-19, outbreak a global pandemic. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and physical distancing guidelines. Accordingly, businesses have adjusted, reduced or suspended operating activities. Beginning the week of March 16, 2020, the majority of our workforce began working from home. Disruptions caused by the COVID-19 pandemic, including the effects of the stay-at-home orders and work-from-home policies, have impacted productivity, have resulted in increased operational expenses, certain adjustments to the operations of our clinical trials, the suspension of enrollment of new patients at certain of our clinical trial sites, and delays in certain supply chain activities and collecting and analyzing data from patients in our clinical trials, and may further disrupt our business and delay our development programs and regulatory timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct business in the ordinary course. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of our clinical trials and other related business activities.

On April 28, 2020, we completed our initial public offering (IPO) of our common stock. In connection with our IPO, we issued and sold 8,625,000 shares of our common stock, including 1,125,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $16.00 per share resulting in gross proceeds of $138.0 million. After deducting underwriting discounts and commissions and other offering expenses of $12.8 million, the net proceeds we received from our IPO were $125.2 million.

In the third and fourth quarter of 2020, we entered into license agreements with Mirati Therapeutics, Inc. (Mirati) and Voronoi Inc. (Voronoi), respectively. As consideration for the license granted under the Mirati License Agreement, we issued to Mirati 588,235 shares of our common stock in August 2020. The number of shares issued were based on a price of $34.00 per share, representing a premium of 10% to the 60-day trailing volume weighted average trading price of our common stock. As consideration for the license granted under the Voronoi License Agreement, we will make a one-time $5.0 million cash payment in November 2020 and issued 283,259 shares of our common stock to Voronoi in October 2020. The number of shares issued were based on a price of $28.24 per share, representing a premium of 25% to the 30-day trailing volume weighted average trading price of our common stock. For a further description of these license agreements and related stock issuances, please refer to Notes 3 and 11 in the unaudited financial statements included elsewhere in this quarterly report on Form 10-Q.

Components of Operating Results

Research and Development Expenses

Research and development expenses account for a significant portion of our operating expenses and consist primarily of external and internal costs incurred in connection with the discovery and development of our product candidates.

External expenses include:

•	payments to third parties in connection with the clinical development of our product candidates, including contract research organizations (CROs) and consultants;
•	the cost of manufacturing products for use in our preclinical studies and clinical trials, including payments to contract manufacturing organizations (CMOs) and consultants;
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

We may also incur in-process research and development expense as we acquire or in-license assets from other parties. Technology acquisitions are expensed or capitalized based upon the asset achieving technological feasibility in accordance with management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future use. Acquired in-process research and development costs that have no alternative future use are immediately expensed.

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

Total Other Income

Interest income, net primarily consists of interest income generated from our investments in interest-bearing money market accounts and marketable securities. Other income primarily has historically consisted of rental income from the sub-leasing of a portion of our office space in South San Francisco, California. In August 2020, this sublease expired and we reclaimed the space at that time.

Results of Operations

Comparison of the three and nine months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Operating expenses:
Research and development	$8,831	$5,632	$3,199	$23,808	$15,884	$7,924
Acquired in-process research and development	12,971	—	12,971	12,971	—	12,971
General and administrative	3,800	1,465	2,335	9,125	3,914	5,211
Total operating expenses	25,602	7,097	18,505	45,904	19,798	26,106
Loss from operations	(25,602)	(7,097)	(18,505)	(45,904)	(19,798)	(26,106)

Total other income	54	548	(494)	460	1,269	(809)

Net loss	$(25,548)	$(6,549)	$(18,999)	$(45,444)	$(18,529)	$(26,915)

Research and Development Expenses

Research and development expenses were $8.8 million for the three months ended September 30, 2020 compared to $5.6 million for the three months ended September 30, 2019, an increase of $3.2 million. This increase was primarily driven by $2.4 million of additional external costs driven primarily by the continued advancement of our ORIC-101 program and our exploratory programs. Further, we incurred an additional $0.8 million in personnel costs, of which $0.5 million was non-cash stock-based compensation, for the three months ended September 30, 2020 as compared to the same period in 2019. For the nine months ended September 30, 2020, research and development expenses were $23.8 million compared to $15.9 million for the same period of 2019, an increase of $7.9 million. This increase was primarily driven by $4.8 million of additional external costs driven by the advancement of our ORIC-101, ORIC-533 and our exploratory research programs. We also incurred $3.1 million of additional personnel costs during the nine months ended September 30, 2020 as compared the same period of 2019, of which $1.2 million was non-cash stock-based compensation.

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

The following table summarizes our external costs and internal costs for the three months and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase	2020	2019	Increase
External costs:
ORIC-101	$2,281	$973	$1,308	$5,046	$3,038	$2,008
Preclinical and other unallocated costs	3,272	2,187	1,085	8,986	6,138	2,848
Total external costs	5,553	3,160	2,393	14,032	9,176	4,856
Internal costs	3,278	2,472	806	9,776	6,708	3,068
Total research and development expenses	$8,831	$5,632	$3,199	$23,808	$15,884	$7,924

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.

Acquired In-Process Research and Development Expenses

In August 2020, we acquired the rights to certain patents and patent applications know-how from Mirati under the Mirati License Agreement. As consideration for the asset rights, we issued to Mirati 588,235 shares of our common stock, valued at approximately $13.0 million based upon the closing price of our common stock on the acquisition date. Further, as the asset was in early development at the time the license was acquired, we concluded that there was no alternative future use for the asset and recorded a charge at the closing of the transaction for the full $13.0 million value assigned to the shares issued for the three and nine months ended September 30, 2020. We had no similar charges for the same periods in 2019.

General and Administrative Expenses

General and administrative expenses were $3.8 million for the three months ended September 30, 2020 compared to $1.5 million for the three months ended September 30, 2019, an increase of $2.3 million. For the nine months ended September 30, 2020, general and administrative expenses were $9.1 million compared to $3.9 million for the same period in 2019, an increase of $5.2 million. These increases were primarily due to higher personnel costs, including additional non-cash stock-based compensation of $0.9 million for the three months and $1.8 million for the nine months ended September 30, 2020, respectively, to support the growth of our company, higher professional services and related costs to operate as a public company.

Total Other Income

Total other income for the three months ended September 30, 2020 was less than $0.1 million, compared to $0.5 million for the same period in 2019, a decrease of $0.5 million. For the nine months ended September 30, 2020, total other income was $0.5 million, compared to $1.3 million for the same period in 2019, a decrease of $0.8 million. These decreases were primarily due to a reduction in the interest income we earned on our cash reserves as a result of lower average interest rates in 2020 as compared to 2019.

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

We expect our current cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan into the second half of 2022. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(27,443)	$(16,385)
Net cash used in investing activities	(124,703)	(712)
Net cash provided by financing activities	125,018	70,885
Net (decrease) increase in cash and cash equivalents	$(27,128)	$53,788

Operating Activities

Net cash used in operating activities was $27.4 million for the nine months ended September 30, 2020, compared to $16.4 million for same period in 2019. The $11.0 million increase in net cash used in operating activities was primarily due to additional operating expenses incurred in the 2020 period due to the advancement of our research and development programs, primarily ORIC-101, and increased personnel costs as we have increased our headcount to support our programs and our operations as a public company. Furthermore, we have made additional prepayments during the nine months ended September 30, 2020, as compared to the same period in 2019, to support our advancing program development initiatives.

Investing Activities

Net cash used in investing activities was $124.7 million for nine months ended September 30, 2020, compared to $0.7 million for the same period in 2019. The increase in our use of cash in investing activities during the 2020 period was primarily attributable to the purchase of marketable securities during the 2020 period, which we are classifying as available-for-sale.

Financing Activities

Net cash provided by financing activities was $125.0 million for nine months ended September 30, 2020, compared to $70.9 million for the same period in 2019. The increase in cash provided by financing activities in 2020 relative to 2019 was primarily due to the net proceeds we received from our IPO in April 2020. During the 2019 period, we received net proceeds from the sale of shares of Series C and Series D convertible preferred stock.

Off-Balance Sheet Arrangements

We do not currently have, nor did we have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC, during the periods presented.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, expenses, and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses. Actual results may differ materially from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. There have been no significant changes in our critical accounting policies as discussed in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on April 24, 2020. For a description of our critical accounting policies, please refer to Note 2 in the unaudited financial statements included elsewhere in this quarterly report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing the income we receive without significantly increasing risk. To achieve this objective, we may invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years, in accordance with an investment policy approved by our audit committee. Some of the financial instruments that we invest in could be subject to market risk, meaning that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include a variety of securities, including money market funds, government debt securities and commercial paper, all with various maturity dates. As of September 30, 2020, we had cash equivalents and marketable securities of $186.6 million, consisting of interest-bearing money market funds and securities issued by the U.S. Treasury. Due to the nature of our cash equivalents and marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2020, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private placements of our convertible preferred stock and the sale of our common stock in our initial public offering (IPO) in April 2020. Our net loss was $45.4 million for the nine months ended September 30, 2020, and as of September 30, 2020, we had an accumulated deficit of $138.1 million. Our lead product candidate, ORIC-101, is in early-stage clinical trials, and we plan on filing an investigational new drug application (IND) with the U.S. Food and Drug Administration (FDA) for our product candidate, ORIC-533, in the first half of 2021, an IND for our newly licensed product candidate, ORIC-944, in the second half of 2021, and a Clinical Trial Application (CTA) for our newly licensed product candidate, ORIC-114, in the second half of 2021. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Our business depends entirely on the successful discovery, development and commercialization of product candidates. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any current or future collaborator’s ability, to achieve several objectives, including:

•	successful and timely completion of preclinical and clinical development of ORIC-101, ORIC-533, ORIC-944, ORIC-114 and our other future product candidates;
•

establishing and maintaining relationships with contract research organizations (CROs) and clinical sites for the clinical development of ORIC-101, ORIC-533, ORIC-944, ORIC-114 and our other future product candidates;

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

As of September 30, 2020, we had $186.6 million in cash, cash equivalents and marketable securities. We expect our current cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan into the second half of 2022. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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
•

addressing any delays in our clinical trials and existing incurrence of additional costs as a result of preclinical study and clinical trial delays and adjustments resulting from factors related to the coronavirus-19 (COVID-19) pandemic;

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

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates other than ORIC-101. All of our current programs other than ORIC-101, including ORIC-533, ORIC-944 and ORIC-114, are in research or preclinical development. A product candidate can unexpectedly fail at any stage of preclinical and/or clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. For instance, we do not know whether ORIC-101 will perform in current or future clinical trials as ORIC-101 has performed in preclinical studies or prior clinical trials, nor do we know whether ORIC-533, ORIC-944 or ORIC-114 will perform in current or future preclinical studies or future clinical trials as it has in prior preclinical studies. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Additionally, while we are aware of several other clinical-stage GR antagonists being developed by Corcept Therapeutics, to our knowledge, there are no GR antagonists approved for the treatment of cancer and the most advanced GR antagonist in development for cancer is in a Phase 2 trial for ovarian cancer and a Phase 3 trial for metastatic pancreatic ductal adenocarcinoma. As such, the development of ORIC-101 and our stock price may be impacted by inferences, whether correct or not, that are drawn between the success of our product candidate and those of Corcept Therapeutics or other companies. Additionally, prior to our two Phase 1b trials, ORIC-101 was only studied in two Phase 1a trials in healthy volunteers. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates, or prevent regulatory approval.

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

Adverse results of clinical trials conducted by third parties investigating the same product candidates as us in different territories could adversely affect our development of such product candidate.

Lack of efficacy, adverse events, undesirable side effects or other adverse results may emerge in clinical trials conducted by third parties investigating the same product candidates as us in different territories. For example, pursuant to the Voronoi License Agreement, Voronoi retains the right to develop and commercialize the same compounds licensed to us, after a certain period, as specified in the Voronoi License Agreement, including the compound we refer to as ORIC-114, in the People’s Republic of China, Hong Kong, Macau and Taiwan and, subject to certain restrictions, to collaborate with others for such development and commercialization. We do not have control over Voronoi’s clinical trials or development program, and adverse findings from or Voronoi’s conduct of clinical trials could adversely affect our development of ORIC-114 or even the viability of ORIC-114 as a product candidate. We may be required to report Voronoi’s adverse events or unexpected side effects to the FDA or comparable foreign regulatory authorities, which could, among other things, order us to cease further development of ORIC-114.

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

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China, resulting in significant disruptions to Chinese manufacturing and travel. COVID-19 has now spread to numerous other countries, including extensively within the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. As a result of measures imposed by the governments in affected regions, many commercial activities, businesses and schools have been suspended as part of quarantines and other measures intended to contain this pandemic. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business and clinical trials, including:

•

delays or difficulties in enrolling patients in our clinical trials, or those conducted by third parties, and further incurrence of additional costs as a result of preclinical study and clinical trial delays and adjustments;

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

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of the COVID-19 pandemic, there could be delays in the manufacturing supply chain for ORIC-101, which could delay or otherwise impact our ORIC-101 clinical program. We may also experience delays in procurement of materials for certain of our ongoing or planned studies of ORIC-533, ORIC-944 or ORIC-114 due to the pandemic, which could impact our ability to file an IND in the first half of 2021 and the second half of 2021, respectively. Additionally, certain preclinical studies for our discovery research programs are conducted by CROs or academic institutions, some of which have temporarily stopped or delayed operations in light of COVID-19. These disruptions could negatively impact the timelines of our preclinical programs. It is also likely that the disproportionate impact of COVID-19 on hospitals and clinical sites will have an impact on recruitment and retention for our clinical trials. For instance, we are aware of certain ORIC-101 clinical trial sites that have temporarily stopped or delayed enrolling new patients in response to the COVID-19 pandemic. In addition, certain of our clinical trial sites have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in our clinical trials for ORIC-101 due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic. We and our CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA on March 18, 2020 and generally, and may need to make further adjustments in the future including adjustments based on recently issued FDA guidances on manufacturing, supply chain, and pharmaceutical product inspections; resuming normal pharmaceutical manufacturing operations; and updates on conducting clinical trials during the COVID-19 public health emergency. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While we are currently continuing our clinical trials and seeking to add new clinical trial sites, we may not be successful in adding trial sites, may experience delays in patient enrollment or in the progression of our clinical trials, may need to suspend our clinical trials, and may encounter other negative impacts to our trials, due to the effects of the COVID-19 pandemic.

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

We expect to develop ORIC-101 and potentially other programs in combination with other therapies, which exposes us to additional risks.

We intend to develop ORIC-101 and potentially other programs, in combination with one or more currently approved cancer therapies or therapies in development. In 2019, we initiated a Phase 1b clinical trial evaluating ORIC-101 in combination with nab-paclitaxel in patients with advanced or metastatic solid tumors. In 2019, we also initiated a Phase 1b clinical trial evaluating ORIC-101 in combination with enzalutamide in patients with metastatic prostate cancer. Patients may not be able to tolerate ORIC-101 or any of our other product candidates in combination with other therapies or dosing of ORIC-101 in combination with other therapies may have unexpected consequences. Even if any of our product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

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

We are currently focusing our resources and efforts on developing ORIC-101 for particular indications and advancing our preclinical programs. As a result, because we have limited resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development activities for ORIC-101, ORIC-533, ORIC-944, ORIC-114 and other preclinical programs, may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target markets for ORIC-101, ORIC-533, ORIC-944, ORIC-114 or any of our other programs, we may relinquish valuable rights to that product candidate or program through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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

We expect to face competition from existing products and products in development for each of our programs. For ORIC-101, we are aware of several other clinical-stage GR antagonists being developed by Corcept Therapeutics. To our knowledge, there are no GR antagonists approved for the treatment of cancer and the most advanced GR antagonist in development for cancer is in a Phase 3 clinical trial. For ORIC-533, we are aware of several companies developing antibodies against CD73, including AstraZeneca, Bristol-Myers Squibb, Novartis in collaboration with Surface Oncology, Corvus Pharmaceuticals, Innate Pharma and Tracon Pharmaceuticals in collaboration with I-Mab Biopharma. Other companies, such as Eli Lilly and Company, Arcus Biosciences, Calithera Biosciences and Merck through its acquisition of Peloton Therapeutics, have small-molecule programs against this target. To our knowledge, only Eli Lilly has an orally available, small molecule CD73 inhibitor in a clinical trial, which was initiated in March 2020. For ORIC-944, we are aware of several companies developing inhibitors against PRC2 via EZH2 inhibition that are currently in clinical trials, including Epizyme, Constellation Pharmaceuticals, Daiichi Sankyo, Pfizer, Shanghai HaiHe Pharmaceutical and Jiangsu Hengrui Medicine Co. To our knowledge, only Novartis has an allosteric PRC2 inhibitor in a clinical trial. For ORIC-114, we are aware of several companies developing inhibitors against exon 20 insertion mutations that are currently in clinical trials, including Takeda, Spectrum Pharmaceuticals, The Janssen Pharmaceutical Companies of Johnson & Johnson, Rain Therapeutics, Dizal Pharmaceuticals Co., Ltd., Cullinan Oncology and Black Diamond Therapeutics. Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources, and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in our field before we do.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, at the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135.0 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Additionally, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On July 24, 2020, the Trump administration announced four executive orders to lower drug prices, including, among others, allowing importation of certain drugs, changing how drug rebates are negotiated by “middlemen”, like pharmacy benefit managers, and directing such rebates to be passed to patients as point-of-sale discounts, and requiring Medicare to pay certain Part B drugs at the lowest price available in economically comparable countries. On September 13, 2020, President Trump revoked and expanded upon the fourth Executive Order on most-favored-nation drug payment models for Medicare Part B and Part D drugs, directing the Secretary of HHS to immediately take appropriate steps to the extent consistent with Law. These Executive Orders do not provide the specifics for implementation and raise significant questions as to whether their directives are consistent with existing statutory and regulatory authority. For the policies contained within the orders to have any effect, agencies would need to take additional administrative actions. How these executive orders will be implemented and their impact on the industry remain uncertain. Depending on the details of further administrative actions, some of these proposals could have significant impacts for drug manufacturers and providers. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

Additionally, the collection and use of health data in the European Union is governed by the General Data Protection Regulation (GDPR), which extends the geographical scope of European Union data protection law to non-European Union entities under certain conditions and imposes substantial obligations upon companies and new rights for individuals. Failure to comply with the GDPR and the applicable national data protection laws of the EU Member States may result in fines up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we may process, and we may be required to put in place additional mechanisms in an effort to comply with the GDPR. This may be onerous and if our efforts to comply with GDPR or other applicable European Union laws and regulations are not successful, it could adversely affect our business in the European Union. Further, the European Court of Justice (ECJ) recently invalidated the EU-U.S. Privacy Shield, which had enabled the transfer of personal data from the EU to the U.S. for companies that had self-certified to the Privacy Shield. To the extent that we were to rely on Privacy Shield, we will not be able to do so in the future, and the ECJ’s decision otherwise may impose additional obligations with respect to the transfer of personal data form EU to the U.S., each of which could increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the EU to the U.S.

Further, the UK’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the UK. In particular, while the Data Protection Act of 2018, that “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. During the period of “transition” (i.e., until December 31, 2020), EU law will continue to apply in the UK, including the GDPR, after which the GDPR will be converted into UK law. Beginning in 2021, the UK will be a “third country” under the GDPR. We may, however, incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them. Finally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA (a) allows enforcement by the California Attorney General, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation and (b) authorizes private lawsuits to recover statutory damages for certain data breaches. While it exempts some data regulated by the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and certain clinical trials data, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Some observers note that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), recently was certified by the California Secretary of State to appear on the ballot for the November 3, 2020 election. If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses.

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

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities. Misconduct by these parties could include failures to comply with FDA regulations, provide accurate information to the FDA, comply with federal and state health care fraud and abuse laws and regulations, accurately report financial information or data or disclose unauthorized activities to us. In particular, research, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct, but it is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations.

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

As of September 30, 2020, we had 60 full-time employees, including 45 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Although as of October 31, 2020 we owned two and licensed one issued patents in the United States, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued or licensed patents will not be found invalid or unenforceable if challenged.

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

Although as of October 31, 2020 we owned two and licensed one issued patents in the United States and pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

In spite of our best efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our product candidates. For example, if Mirati Therapeutics, Inc. (Mirati) terminates the license agreement between us and Mirati (Mirati License Agreement), we may be required to cease our development and commercialization of licensed products directed to PRC2 and would be obligated to assign to Mirati, or grant an exclusive license to Mirati with respect to, certain of our patents, know-how and regulatory filings. Likewise, if Voronoi terminates the Voronoi License Agreement, we may be required to cease our development and commercialization of licensed products directed to epidermal growth factor receptor (EGFR, or ErbB1) and human epidermal growth factor receptor 2 (HER2, or ErbB2) with exon 20 insertion mutations and we would be obligated to grant a nonexclusive license to Voronoi under certain of our patents and know-how, and to assign to Voronoi certain of our regulatory filings. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

Our licensed patent applications, which do not cover ORIC-101, any of our current product candidates or any of our discovery and research programs, have been supported through the use of U.S. government funding awarded by the National Institutes of Health and the United States Army Medical Research and Materiel Command. Although we do not currently own issued patents or pending patent applications that have been generated through the use of U.S. government funding, we may acquire or license in the future intellectual property rights that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). If the U.S. government exercised its march-in rights in our future intellectual property rights that are generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

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

From time to time, we evaluate various acquisition opportunities and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. For instance, in August 2020, we entered into the Mirati License Agreement pursuant to which we licensed from Mirati exclusive worldwide development and commercialization rights to its allosteric PRC2 inhibitor program and, in October 2020, we entered into the Voronoi License Agreement pursuant to which we licensed from Voronoi exclusive development and commercialization rights to its EGFR and HER2 exon 20 insertion mutation program worldwide (other than in the People’s Republic of China, Hong Kong, Macau and Taiwan). Any such acquisition or strategic partnership may entail numerous risks, including:

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

In addition, if we undertake acquisitions or pursue partnerships in the future, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. For instance, in connection with the Mirati License Agreement, we issued to Mirati 588,235 shares of our common stock and, in connection with the Voronoi License Agreement, we issued Voronoi 283,259 shares of our common stock, each of which resulted in dilution to our existing stockholders.

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

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk factors” section and elsewhere in this periodic report, these factors include:

•	the timing and results of preclinical studies and clinical trials of our product candidates, those conducted by third parties or those of our competitors;
•	the success of competitive products or announcements by potential competitors of their product development efforts;
•	regulatory actions with respect to our products or our competitors’ products;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	market conditions in the pharmaceutical and biotechnology sector;
•	changes in the structure of healthcare payment systems;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or our other stockholders;
•	expiration of market stand-off or lock-up agreements;

•	the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic; and
•	general economic, political, industry and market conditions, including the impending presidential election in the United States in 2020.

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

As of September 30, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned 61.3% of our outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

As of September 30, 2020, we had 30,545,165 outstanding shares of common stock. Of these shares, 8,625,000 shares are freely tradable and substantially all of the remaining shares of common stock became available for sale in the public market beginning in October 2020 following the scheduled expiration of lock-up agreements that certain of our stockholders and the underwriters entered into in connection with our IPO.

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

On August 3, 2020, we issued 588,235 shares of common stock to Mirati in connection with the Mirati License Agreement. No underwriters were involved in the issuance. The shares were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act, for transactions by an issuer not involving any public offering. We relied upon this exemption from registration based in part on representations made by Mirati in a stock issuance agreement entered into between us and Mirati, dated August 3, 2020. During the eighteen-month period following the date of the stock issuance agreement, Mirati is subject to certain transfer restrictions, and the parties agreed to negotiate and enter into a registration rights agreement, with respect to the shares.

On October 19, 2020, we issued 283,259 shares of common stock to Voronoi in connection with the Voronoi License Agreement. No underwriters were involved in the issuance. The shares were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act, for transactions by an issuer not involving any public offering. We relied upon this exemption from registration based in part on representations made by Voronoi in a stock issuance agreement entered into between us and

Voronoi, dated October 19, 2020. During the twenty-four month period following the date of the stock issuance agreement, Voronoi is subject to certain transfer and standstill restrictions.

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

ORIC Pharmaceuticals, Inc.

Date: November 5, 2020	By:	/s/ Jacob M. Chacko
Jacob M. Chacko, M.D.
President and Chief Executive Officer

Date: November 5, 2020	By:	/s/ Dominic Piscitelli
Dominic Piscitelli
Chief Financial Officer