Form 10-K
period 2020-12-31
Oric Pharmaceuticals, Inc.
filed 2021-03-23
CIK 1796280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-39269

ORIC PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	47-1787157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
240 E. Grand Ave, 2nd Floor South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 388-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ORIC	The Nasdaq Stock Market LLC (The Nasdaq Global Select Market)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2020 (the last day of the Registrant’s most recently completed second fiscal quarter) was approximately $743.3 million.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2021 was 36,695,019.

Portions of the Registrant’s Definitive Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s 2020 fiscal year ended December 31, 2020.

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form10-K, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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

•

the timing, scope and likelihood of regulatory filings and approvals, including timing of Investigational New Drug, or IND, or Clinical Trial Application, or CTA, applications and final Food and Drug Administration, or FDA, approval of ORIC-101, ORIC-533, ORIC-944, ORIC-114 and any other future product candidates;

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

•	the pricing and reimbursement of ORIC-101, ORIC-533, ORIC-944, ORIC-114 and other product candidates we may develop, if approved;
•	the rate and degree of market acceptance and clinical utility of ORIC-101, ORIC-533, ORIC-944, ORIC-114 and other product candidates we may develop;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our financial performance;
•	the period over which we estimate our existing cash, cash equivalents and short-term investments will be sufficient to fund our future operating expenses and capital expenditure requirements;
•	the impact of laws and regulations;
•	our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and
•	our anticipated use of our existing resources.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk factors” and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

Item 1. Business

Overview

ORIC Pharmaceuticals is a clinical-stage biopharmaceutical company dedicated to improving patients’ lives by Overcoming Resistance In Cancer.

Profound advancements in oncology drug development have expanded the treatment options available to patients, yet therapeutic resistance and relapse continue to limit the efficacy and duration of clinical benefit of such treatments. Collectively, our founders and management team have a decades-long heritage of identifying and characterizing resistance mechanisms in oncology, having discovered and developed groundbreaking medicines at companies such as Ignyta, Medivation, Aragon and Genentech.

At ORIC, our fully integrated discovery and development team is advancing a diverse pipeline of innovative therapies designed to counter resistance mechanisms in cancer by leveraging our expertise within three specific areas: hormone-dependent cancers, precision oncology and key tumor dependencies. Our lead product candidate, ORIC-101, builds upon a legacy of successful drug development by our founders in the field of nuclear hormone receptors and their efforts to elucidate the cause of resistance to the groundbreaking prostate cancer therapies that they had developed. ORIC-101 is a potent and selective small molecule antagonist of the glucocorticoid receptor (GR), which has been linked to resistance to multiple classes of cancer therapeutics across a variety of solid tumors. In 2019, we initiated two separate Phase 1b trials of ORIC-101 in combination with (1) Xtandi (enzalutamide) in metastatic prostate cancer and (2) Abraxane (nab-paclitaxel) in advanced or metastatic solid tumors. In December 2020, we selected the recommended Phase 2 dose (RP2D) and initiated the dose expansion portion of the Phase 1b trial of ORIC-101 in combination with nab-paclitaxel and we expect to report interim safety, efficacy and translational data from this trial in the first half of 2021. In January 2021, we selected the RP2D and initiated the dose expansion portion of the Phase 1b trial of ORIC-101 in combination with enzalutamide and we expect to report interim safety, efficacy, and translational data from this trial in the second half of 2021. Our other product candidates include (1) ORIC-533, an orally bioavailable, potent and selective, small molecule inhibitor of CD73, a key node in the adenosine pathway believed to play a central role in resistance to chemotherapy- and immunotherapy-based treatment regimens, (2) ORIC-944, an allosteric inhibitor of PRC2 via the EED subunit, for which we licensed exclusive worldwide development and commercialization rights from Mirati Therapeutics in August 2020 and (3) ORIC-114, a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target EGFR and HER2 with high potency towards exon 20 insertion mutations. We expect to file an IND for ORIC-533 in the first half of 2021, an IND for ORIC-944 in the second half of 2021 and a CTA for ORIC-114 in the second half of 2021. Beyond these product candidates, we are developing multiple precision medicines targeting other hallmark cancer resistance mechanisms. We believe our team and capabilities uniquely position us to be a leader in developing novel therapies to overcome resistance in cancer.

Cancer resistance continues to be one of the most daunting challenges facing patients, clinicians and researchers in oncology today. A multitude of biological factors and pathways have been linked to resistance, which enables tumors to restore cell growth and survival by circumventing a treatment’s intended mechanism of action. Our resistance platform is focused on three areas: (1) innate resistance, which derives from an unaddressed oncogenic driver that promotes tumorigenesis; (2) acquired resistance, the result of an induced or enriched oncogenic driver that arises in response to treatment; and (3) bypass resistance, the activation of a compensatory signaling pathway in response to treatment.

We are building a portfolio of novel agents targeting multiple resistance mechanisms by leveraging our specialized expertise in hormone-dependent cancers, precision oncology and key tumor dependencies:

•

Hormone-dependent cancers: Two of our founders, Drs. Charles Sawyers and Richard Heyman, are leading experts in nuclear hormone receptors and hormone-dependent cancers. They previously co-founded two oncology companies, Aragon (acquired by Johnson & Johnson in 2013) and Seragon (acquired by Roche in 2014), that developed therapeutics targeting two nuclear hormone receptors, the androgen receptor (AR) and estrogen receptor (ER), respectively, the former effort leading to the approved drug Erleada (apalutamide). Our lead product candidate, ORIC-101, while independently developed by ORIC, builds on academic work from Dr. Sawyers’ laboratory at Memorial Sloan Kettering Cancer Center (MSKCC) implicating GR as a potential mechanism of resistance to Xtandi (also discovered by Dr. Sawyers and developed by Medivation, which was acquired by Pfizer in 2016) in prostate cancer. Similarly, our product candidate, ORIC-944, an allosteric inhibitor of PRC2 via EED, is being developed as a potential treatment for advanced prostate cancer. Given the breadth of solid tumor indications in which hormone signaling pathways have been implicated in driving disease, or in the development of resistance, we believe our differentiated insight into this biology is a crucial component of our future success.

•

Precision oncology: Our precision medicine approach of utilizing biomarkers for demonstration of target and pathway engagement and ultimately for patient selection is rooted in our management team’s prior experience at Ignyta (acquired by Roche in 2018) in successfully developing Rozlytrek (entrectinib), which was approved by the U.S. Food and Drug Administration (FDA) for the treatment of ROS1-positive metastatic non-small cell lung cancer (NSCLC) and neurotrophic tyrosine receptor kinase (NTRK)-positive solid tumors in 2019. Similarly, our product candidate, ORIC-114, a brain penetrant, irreversible inhibitor designed to selectively target EGFR and HER2 with high potency against exon 20 insertion mutations, is being developed in genetically defined patient populations, including NSCLC and metastatic breast cancer. Our team’s experience in precision oncology dates back decades, including Dr. Sawyers’ pivotal role in the development of Gleevec (imatinib) and Sprycel (dasatinib). We believe our team’s expertise and experience in precision oncology will allow us to develop drugs with a higher probability of clinical success within biomarker-defined patient populations, while also potentially reducing the time and cost of development.

•

Key tumor dependencies: Key tumor dependencies are abnormal alterations that promote cancer cell growth and survival and also confer specific vulnerabilities that normal cells lack; these cancer-specific dependencies are compelling therapeutic targets. Our scientific team—led by our Chief Scientific Officer, Head of Drug Discovery, Head of Biology and Head of Translational Medicine—has amassed deep knowledge of key oncogenic drivers and pathways in order to identify and validate oncology targets. They most recently worked together at Genentech, where they progressed more than 20 oncology discovery programs into clinical development, with three approvals to date, including Cotellic (cobimetinib), Zelboraf (vemurafenib) and Polivy (polatuzumab vedotin). Our knowledge of innate, acquired and bypass resistance mechanisms, as well as our in-depth experience in forward and reverse translation, underpins our discovery efforts to identify key drivers of cancer resistance that can be exploited for therapeutic gain. Our resistance platform and in-house capabilities in medicinal chemistry and structure-based design enable us to pursue these resistance mechanisms. For example, our understanding of innate resistance and our medicinal chemistry expertise has led to the discovery of ORIC-533, an orally bioavailable small molecule inhibitor of CD73.

We are applying our internal drug discovery capabilities to these three areas of expertise to develop innovative therapies targeting the critical cancer resistance mechanisms that we believe will bring the largest benefit to patients, including by making existing therapies more effective for a longer period of time.

Our portfolio currently consists of multiple internally discovered and in-licensed programs targeting key resistance mechanisms in cancer. Our product candidates are shown in the figure below:

Our most advanced discovery and research programs are shown in the figure below:

GR antagonist program: ORIC-101

GR is a nuclear hormone receptor that mediates responses to glucocorticoid hormones involved in regulating a range of cellular functions, such as metabolism, cell growth and differentiation. Roughly in parallel, two distinct and uncorrelated mechanisms of GR-mediated resistance to anti-cancer therapies began to be studied by oncology experts. The original hypothesis for our lead program targeting GR was borne out of work conducted in the laboratory of Dr. Sawyers at MSKCC in search of explanatory factors underlying resistance to anti-androgen prostate cancer therapies, including Xtandi and Erleada. His work demonstrated that GR signaling is a bypass mechanism to anti-androgen therapy, with GR taking over for AR signaling, and that increased expression of GR in prostate cancer is correlated with resistance to Xtandi. Similarly, GR has also been studied for its potential role in mediating resistance to chemotherapy, though in this case, the mechanism appears to be related to GR’s role in imparting a “pro-survival” phenotype on the tumor via certain biological processes like epithelial-to-mesenchymal (EMT) transition and anti-apoptosis. We and others have shown that GR is overexpressed across over 20 advanced solid tumors including prostate, pancreatic, triple negative breast (TNBC) and ovarian cancers, and that GR overexpression is associated with worse survival outcomes for patients treated with anti-androgen therapies in prostate cancer and chemotherapy in other solid tumors.

Our lead product candidate, ORIC-101, is a potent and selective small molecule GR antagonist designed to inhibit GR transcriptional activity and block pro-survival signals downstream of its activation that confer resistance to anti-androgen therapies and chemotherapies. Since its initial discovery at ORIC, we have rapidly advanced ORIC-101 through preclinical studies that have informed a robust clinical development plan designed to test both potential mechanisms of GR-mediated resistance. Following the successful completion of two Phase 1a trials in over 50 healthy volunteers, we initiated in 2019 two separate Phase 1b trials of ORIC-101 in combination with: (1) enzalutamide in metastatic prostate cancer and (2) nab-paclitaxel in advanced or metastatic solid tumors. These trials were intended to establish safety, pharmacokinetics (PK), pharmacodynamics (PD), preliminary anti-tumor activity and a recommended Phase 2 dose (RP2D) of ORIC-101 in combination with each of these therapeutics. In December 2020, we selected the RP2D and initiated the dose expansion portion of the Phase 1b trial of ORIC-101 in combination with nab-paclitaxel and we expect to report interim safety, efficacy, and translational data from this trial in the first half of 2021. In January 2021, we selected the RP2D and initiated the dose expansion portion of the Phase 1b trial of ORIC-101 in combination with enzalutamide and we expect to report interim safety, efficacy, and translational data from this trial in the second half of 2021. To help inform which patients may be most suitable for treatment with ORIC-101, we have developed a proprietary immunohistochemistry (IHC) assay that measures GR protein expression levels as well as a proprietary GR gene activation signature that measures GR signaling activity, both of which are being utilized in our ongoing clinical trials and may be used for patient selection in future clinical trials. If either of these approaches proves to be a useful method for patient selection, we expect to incorporate the specific diagnostic test into our registrational studies and partner with the appropriate diagnostic provider to co-develop a companion diagnostic. In general, the FDA expects to review and approve simultaneously NDA and PMA submissions for a therapeutic and its companion diagnostic, respectively, so any delay in diagnostic approval could delay drug approval.

CD73 inhibitor program: ORIC-533

Many cancers usurp the anti-inflammatory adenosine pathway to avoid detection by the immune system, thereby reducing the effectiveness of certain chemotherapy- and immunotherapy-based treatments. Accumulation of adenosine in the tumor microenvironment is implicated in local immune suppression that leads to tumor growth. CD73 is an enzyme that controls the rate at which extracellular adenosine is produced and its overexpression is associated with poor prognosis in several cancers, including TNBC, NSCLC, melanoma and prostate, among others. Several global pharmaceutical companies are developing anti-CD73 antibodies, but due to significant medicinal chemistry challenges, to our knowledge, only one additional orally bioavailable inhibitor of CD73 is in clinical development. With our resistance platform capabilities, our medicinal chemistry team created a differentiated compound that is both potent and orally bioavailable. Our product candidate ORIC-533, is an orally bioavailable small molecule inhibitor of CD73 that has demonstrated more potent adenosine inhibition in vitro compared to an antibody-based approach and other small molecule CD73 inhibitors. ORIC-533 continues to progress in IND enabling studies and we expect to file an IND with the Food and Drug Administration (FDA) in the first half of 2021. Having conducted a preclinical collaboration with an academic key opinion leader that generated compelling single agent activity in patient derived model systems in an undisclosed tumor type, we plan to pursue a single agent clinical development path in this indication.

PRC2 inhibitor program: ORIC-944

The dysregulation of PRC2 methyltransferase activity can lead to tumorigenesis in a wide range of cancers including prostate cancer, breast cancer, and hematological malignancies. PRC2 is composed of two druggable subunits: EED and EZH2. Several companies are developing EZH2 inhibitors; however, the pharmacologic properties of these compounds result in high doses that achieve only partial target inhibition in the clinic. Additionally, preclinical studies suggest drug resistance to EZH2 inhibitors may develop via EZH1 bypass compensation or acquired mutations in EZH2. Allosteric inhibition of EED impacts the assembly, stabilization, and activation of PRC2, and may have benefits over EZH2-mediated inhibition of PRC2. ORIC-944 is a potent and selective allosteric inhibitor of PRC2 via the EED subunit and is efficacious in enzalutamide-resistant prostate cancer models in preclinical studies. We have initiated IND enabling studies and plan to file an IND with the FDA in the second half of 2021, with initial clinical development as a single agent in treatment-resistant prostate cancer.

Brain penetrant EGFR/HER2 exon 20 program: ORIC-114

The ErbB receptor tyrosine kinase family is involved in key cellular functions, including cell growth and survival. EGFR and HER2 exon 20 insertion mutations are observed across multiple solid tumors, including NSCLC, breast, gastrointestinal, bladder and other cancers. EGFR exon 20 insertion mutations are observed in approximately 2% of all patients with NSCLC and these patients have a worse prognosis than patients with NSCLC driven by other EGFR mutations. HER2 exon 20 insertion mutations are observed in approximately 1.5% of all patients with NSCLC. Approximately one-third of patients with exon 20 insertion mutations develop brain metastases, which contributes to poor prognosis.

ORIC-114 is a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target EGFR and HER2 with high potency against exon 20 insertion mutations. ORIC-114 has demonstrated greater brain exposure in preclinical studies compared to certain other compounds being developed against exon 20 mutations and has shown strong anti-tumor activity in an EGFR-driven intracranial lung cancer model. Currently, there are no medicines approved by the FDA specifically to treat tumors with EGFR or HER2 exon 20 insertion mutations. We have initiated IND enabling studies and plan to file a Clinical Trial Application (CTA) in South Korea in the second half of 2021.

Other preclinical programs

In addition to our product candidates, we are leveraging our resistance platform in pursuit of multiple discovery research programs that focus on our expertise within hormone-dependent cancers, precision oncology and key tumor dependencies. These programs highlight our medicinal chemistry and structure-based design expertise, thus for the most part utilize a small molecule therapeutic approach to target oncogenic drivers in solid tumors like prostate, breast, and lung cancer that relapse with innate, acquired or bypass resistance. Our most advanced discovery research program is currently in lead optimization.

Our strategy

Our goal is to discover, develop and commercialize innovative therapies that overcome resistance in cancer. The key elements of our business strategy to achieve this goal include:

•

Leveraging the insights, experience and networks of our founders and management team. Our founders and management team have extensive experience identifying, discovering, developing and commercializing innovative cancer therapeutics aimed at novel targets, including Rozlytrek, Erleada, Talzenna, Xtandi, Sprycel and Gleevec. We are using this broad oncology experience together with our internal discovery and development capabilities to build a diverse pipeline of therapies targeting multiple cancer resistance mechanisms. For example, our lead product candidate, ORIC-101, while independently developed by ORIC, builds on academic work originally conducted by the laboratory of Dr. Sawyers at MSKCC.

•

Advancing our lead product candidate, ORIC-101, as rapidly as possible through clinical development by exploring rational combinations across multiple tumor types. The GR signaling pathway has been implicated in resistance to anti-androgen therapies in prostate cancer as well as chemotherapy regimens in other advanced solid tumor indications. Our clinical development effort for ORIC-101, an internally developed potent and selective small molecule antagonist of GR, will initially focus on indications where there is evidence suggesting GR-mediated signaling contributes to resistance and disease progression. In 2019, we initiated two separate Phase 1b trials of ORIC-101 in combination with (1) enzalutamide in metastatic prostate cancer and (2) nab-paclitaxel in advanced or metastatic solid tumors, and we expect to report interim data from the Phase 1b trial of ORIC-101 in combination with nab-paclitaxel in the first half of 2021 and from the Phase 1b trial of ORIC-101 in combination with enzalutamide in the second half of 2021. Where possible, we plan to pursue accelerated development strategies in areas of high unmet need.

•

Leveraging our resistance platform in building the leading, fully integrated company focused on delivering innovative medicines that aim to overcome resistance in cancer. As of December 31, 2020, we had 61 full-time employees, including world-class discovery, preclinical and clinical development teams, encompassing all major functions necessary to take a molecule from target identification through registrational clinical trials. Together, they bring in-house expertise in medicinal chemistry, biology, translational medicine, computational chemistry, in vitro and in vivo pharmacology, computational biology, biomarker development and CMC. We have also established internal expertise in clinical development, clinical operations, pharmacovigilance, clinical pharmacology, regulatory and quality. The members of our research and development organization have collectively led and contributed to dozens of IND filings and multiple drug approvals in oncology. These internal capabilities led to the discovery and clinical development of our first product candidate and will enable us to continue to expand and advance our portfolio of additional product candidates.

•

Continuing to expand our portfolio of product candidates through both internal research activities and business development efforts. Our internally generated product candidate, ORIC-533, is an orally bioavailable small molecule inhibitor of CD73. We expect to file an IND for ORIC-533 with the FDA in the first half of 2021. We also continue to advance our other internally generated programs as well as expand our pipeline through internal discovery activities. Simultaneously, we believe that accessing external innovation and expertise is important to our success. For example, we have in-licensed Mirati’s allosteric PRC2 program, including a lead product candidate now designated ORIC-944, as well as Voronoi’s EGFR and HER2 exon 20 insertion mutation program, including a lead product candidate now designated ORIC-114. ORIC-944 is a potent and selective allosteric inhibitor of PRC2 and is efficacious in enzalutamide-resistance prostate cancer models in preclinical studies. ORIC-114 is a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target EGFR and HER2 with high potency towards exon 20 insertion mutations. We will continue to leverage our leadership team’s prior business development experience as we evaluate potential in-licensing and acquisition opportunities to further expand our portfolio. We aim to be the partner of choice for academic groups and companies in the field of cancer resistance.

•

Utilizing a precision medicine approach in the development of each of our product candidates. We use biomarkers to demonstrate target and pathway engagement and plan to use them for patient selection in our clinical trials. This approach is rooted in our team’s prior experiences developing targeted therapies, such as Rozlytrek, an orally bioavailable, tyrosine kinase inhibitor approved for select tumors that harbor ROS1 or NTRK fusions. We seek to design rigorous and cost-efficient clinical programs that increase the probability of success by exploring connections between cellular-level biology and patient-level clinical outcomes. The use of biomarker-based patient selection is designed to enable demonstration of clinical proof-of-concept earlier and with fewer patients, leading ultimately to smaller pivotal trials. As part of our strategy, our in-house team of experienced translational scientists and computational biologists leverages existing technologies as well as develops proprietary assays to enable the selection and assessment of biomarkers for each of our programs. For ORIC-101, we have developed a proprietary IHC assay that measures GR protein expression levels as well as a proprietary GR gene activation signature that measures GR signaling activity. Both of these assays are being utilized in our two ongoing Phase 1b clinical trials of ORIC-101.

•

Evaluating opportunities to accelerate development timelines and enhance the commercial potential of our programs in collaboration with third parties. We own or license full worldwide development and commercialization rights to each of our programs (other than in the ORIC Territory with respect to our brain penetrant EGFR and HER2 exon 20 program, ORIC-114). We have established collaborations and intend to continue evaluating opportunities to work with partners that meaningfully enhance our capabilities with respect to the development and commercialization of our product candidates. For example, for our Phase 1b trial of ORIC-101 in combination with enzalutamide in prostate cancer, we have entered into a clinical trial collaboration and supply agreement with Astellas. In addition, we intend to commercialize our product candidates in key markets either alone or with partners in order to maximize the worldwide commercial potential of our programs.

Background on cancer resistance

Cancer resistance continues to be one of the most daunting challenges facing patients, clinicians and researchers in oncology today. A multitude of biological factors and pathways have been linked to resistance, which enables tumors to restore cell growth and survival by circumventing a treatment’s intended mechanism of action. Furthermore, treatment resistance in cancer emerges irrespective of therapeutic class, including targeted therapy, hormone therapy, immunotherapy and chemotherapy.

Our resistance platform is focused on three areas: (1) innate resistance, which derives from an unaddressed oncogenic driver that promotes tumorigenesis; (2) acquired resistance, the result of an induced or enriched oncogenic driver that arises in response to treatment; and (3) bypass resistance, the activation of a compensatory signaling pathway in response to treatment.

Overview of key resistance mechanisms and ORIC team’s prior relevant experience

•

Innate resistance occurs when a key tumor dependency is not addressed, such as a driver mutation with no available targeted therapeutic. A recent example of a drug targeting innate resistance is Rozlytrek, developed by Ignyta for patients with ROS1-positive, metastatic NSCLC and NTRK gene fusion-positive solid tumors. We believe these innate resistance targets have a higher probability of technical success than other cancer targets, hold potential for meaningful clinical outcomes, and have the potential for rapid clinical development and approval timelines. Innate resistance targets have been the subject of a number of targeted therapies that have been approved over the past couple of decades. Studies have shown that treatments that target and inhibit unaddressed driver mutations have high response rates with generally good durability, including in a resistant setting. This efficacy in a refractory patient population in turn has been shown to enable a shorter development pathway, with many such agents being approved based upon single arm trials of modest size. New advances in small molecule drug discovery have created an opportunity to better target next-generation oncogenic drivers. Our pipeline includes several programs targeting innate resistance including ORIC-533, our orally bioavailable small molecule CD73 inhibitor, which we designed to address adenosine-driven innate resistance to chemotherapy- and immunotherapy-based treatment regimens; ORIC-944, our allosteric inhibitor of PRC2, which was designed to address innate resistance related to PRC2 dysregulation in prostate and other tumors; and ORIC-114, our brain penetrant, orally bioavailable, irreversible inhibitor designed to address innate resistance related to exon20 insertion mutations of EGFR and HER2 in lung and other tumors. While other therapies targeting innate resistance have shown technical success, our programs are distinct from other therapies and there is no guarantee that our product candidates will be approved, are more likely to receive FDA approval than other potential product candidates, or if approved, will be approved quickly.

•

Acquired resistance arises in response to treatment resulting in a newly acquired or enriched oncogenic driver. Genomic changes in the therapeutic target, such as DNA mutation or amplification, can be evolutionarily selected to propel proliferation in heterogeneous tumors or may be acquired through the course of the disease. Specific changes in the target itself often result in loss of potency of the initial therapeutic. An example of acquired resistance is seen in chronic myeloid leukemia (CML) treated with the first-generation BCR-ABL inhibitor Gleevec, with resistance frequently driven by mutations in BCR-ABL that lead to loss of Gleevec binding activity. The second-generation BCR-ABL inhibitor Sprycel was developed to specifically address acquired resistance to Gleevec, with our co-founder, Dr. Sawyers, playing a critical role in the development of both therapeutics. Our pipeline includes one preclinical program and several ongoing discovery efforts directed towards targets for acquired resistance in solid tumors.

•

Bypass resistance occurs when a therapeutically targeted cancer pathway is reactivated in cells to compensate for the presence of a therapeutic. Targeted therapies that induce reactivation of the same pathway indicate a key dependence on that specific pathway for tumor growth and survival. Similar to GR, this key dependency concept is illustrated in the context of BRAF mutant melanoma. Mutations in the BRAF kinase allow for unrestricted signaling of the protein that is required for tumor growth and survival. Discovery of small molecule BRAF inhibitors led to significant reduction of tumor growth and improvement of melanoma patient survival, as the innate resistance was addressed. However, following the initial profound responses observed in patients, patients began relapsing. Mechanistic exploration into the basis of patient progression revealed that some tumors were evolving to reactivate the same pathway further downstream, as the tumors compensated for the BRAF therapeutic. The development of Cotellic to target MEK further downstream in this pathway overcame the bypass mechanism and significantly improved patient outcomes.

Collectively, our team has spent decades identifying and characterizing resistance mechanisms and has a strong heritage of bringing forth new and improved therapies designed to exploit resistance biology from the research lab to the clinic and, ultimately, to patients in need.

Our areas of focus within cancer resistance

Our vision for patients with cancer is that therapeutics specifically addressing resistance will provide durable treatment responses, such that solid tumors can become a chronic disease with patient survival measured in years rather than months. Within the broader resistance landscape, we have specialized expertise in hormone-dependent cancers, precision oncology and key tumor dependencies, areas in which we have focused our internal discovery and external business development efforts.

Hormone-dependent cancers

Two of our founders, Drs. Sawyers and Heyman, are leading experts in nuclear hormone receptors and hormone-dependent cancers. They previously co-founded two oncology companies, Aragon and Seragon, that developed therapeutics targeting two nuclear hormone receptors, AR and ER, respectively. Following the acquisitions of Aragon—whose lead product, Erleada, was ultimately approved for prostate cancer—and Seragon, and built upon academic work from Dr. Sawyers’ laboratory at MSKCC implicating GR as a potential mechanism of resistance to Xtandi (also discovered by Dr. Sawyers) in prostate cancer, Drs. Sawyers and Heyman conceived of ORIC and proposed GR as our first target of interest.

The nuclear hormone receptor gene family is a therapeutically rich target class implicated in a broad range of human diseases. Within this family, AR and ER are among the best-known targets that have resulted in a number of approved oncology therapies. ER has been implicated in breast and endometrial cancers, for which Nolvadex (tamoxifen) and Faslodex (fulvestrant) have been approved for breast cancer. Similarly, AR has been implicated in prostate cancer, for which Casodex (bicalutamide), Xtandi, Erleada and Nubeqa (darolutamide) have been approved.

A third member of this family is GR, which is encoded by the NR3C1 (nuclear receptor subfamily 3, group C, member 1) gene and is a nuclear hormone receptor to which cortisol and other glucocorticoids bind. When glucocorticoids bind to GR, its primary mechanism of action is translocation into the nucleus and regulation of gene transcription. GR is expressed in almost every cell in the body and regulates genes controlling metabolism, cell growth, inflammation, apoptosis and differentiation. Because the receptor gene is expressed in several forms, it has many different (pleiotropic) effects in different parts of the body.

There is substantial in vitro, in vivo and clinical evidence that GR signaling allows certain solid tumors to resist treatment. In some cancers GR signaling promotes tumor growth, while in others it stimulates genes that protect from cell death. Many types of solid tumors overexpress GR and are potential targets for ORIC-101, including prostate, pancreatic, ovarian, TNBC and endometrial cancers, among others.

Given the breadth of solid tumor indications in which hormone signaling pathways have been implicated in driving disease, or in the development of resistance, we believe our differentiated insight into this biology is a crucial component of our future success.

Precision oncology (biomarker-driven, patient-selected trials)

Our clinical development team—including our Chief Medical Officer, Head of Clinical Development and heads of five core functions—previously worked together with our Chief Executive Officer at Ignyta, an oncology company that developed a pipeline of precision therapies, including Rozlytrek, which is now approved by the FDA in two different indications for genetically defined tumors, ROS1-positive metastatic NSCLC and NTRK-positive solid tumors. The clinical development of Rozlytrek, which was largely driven by this team, relied upon biomarker-driven patient selection via a companion diagnostic, leading to the approval of the compound approximately five years after it first entered the clinic.

The Rozlytrek and Ignyta experience can be seen as a paradigm for precision oncology, in which the identification of biomarkers forms the basis of the entire drug discovery and development process, from early understandings of PK and PD modulation of target biology through to appropriate patient selection during clinical development. As part of our strategy, our in-house team of experienced translational scientists and computational biologists utilize existing technologies as well as develop proprietary assays to enable the selection and assessment of biomarkers for each of our programs. We seek to design rigorous and cost-efficient clinical programs that increase the probability of success by exploring connections between cellular-level biology and patient-level clinical outcomes. The use of biomarker-based patient selection is designed to enable demonstration of clinical proof-of-concept earlier and with fewer patients, leading ultimately to smaller pivotal trials.

Our emphasis on a precision oncology approach to the mechanisms that underlie cancer resistance enables us to develop biological methods and assays that can be employed in the selection of appropriate patients for our development candidates rather than relying solely on limited clinical diagnosis information. For example, like many cancers, prostate cancer is a heterogeneous disease with different pathways contributing to potential resistance mechanisms to anti-androgen therapy that may vary from patient to patient or evolve over the course of a patient’s treatment history. In this complex resistance landscape, measuring levels of GR expression or gene activity represent potential strategies for selecting patients whose tumors are susceptible to GR inhibition through ORIC-101 therapy, enabling the possibility of identifying a subset of patients more likely to benefit from ORIC-101. To this end, we have developed a proprietary IHC assay that measures GR protein expression levels as well as a proprietary GR gene activation signature that measures GR signaling activity. Both of these assays are being utilized in our two ongoing Phase 1b clinical trials for ORIC-101. We intend to apply a similar precision oncology approach to the advancement of our entire pipeline.

Key tumor dependencies

Our scientific team—led by our Chief Scientific Officer, Head of Drug Discovery, Head of Biology and Head of Translational Medicine—has amassed deep knowledge of key oncogenic drivers and pathways in order to identify and validate oncology targets. They most recently worked together at Genentech, where they progressed more than 20 oncology discovery programs into clinical development, with three approvals to date, including Cotellic, Zelboraf and Polivy. The team’s approach to uncovering tumor dependencies that are key drivers of cancer resistance is biology-focused and mechanistically driven.

Tumors are dependent on distinct biological drivers, or key tumor dependencies, which can be exploited to develop therapeutics. Examples of key tumor dependencies include oncogenic drivers, metabolic dependencies and lineage-specific markers. The earliest known tumor dependency occurs after normal cells acquire mutations that initiate tumor development. These early lesions continuously evolve within a given tissue in the presence of other cell types, such as endothelial and immune cells, ultimately generating a heterogeneous tumor ecosystem. The interplay between tumor cells and other heterologous cell types within a tissue impart physiological restrictions, such as limited oxygen or increased acidity, that tumor cells are forced to withstand to enable growth. This concept of evolution under selective pressure also applies in the context of an advanced tumor being subjected to therapeutic interventions—the relapsing tumors are forced to adapt in order to grow in the presence of treatment. Through these evolutionary processes, tumor cells can become exclusively dependent on distinct pathways, and these are the key dependencies that can be exploited for therapeutic gain.

Our understanding of key tumor dependencies has also led to the development of an orally bioavailable small molecule inhibitor of CD73, ORIC-533, that targets adenosine within a key metabolic pathway upon which tumors become dependent. Many cancers usurp the anti-inflammatory adenosine pathway to avoid detection by the immune system, thereby reducing the effectiveness of certain chemotherapy and immunotherapy-based treatments. Accumulation of adenosine in the tumor microenvironment is implicated in local immune suppression that leads to tumor growth. CD73 is an enzyme that controls the rate at which extracellular adenosine is produced and its overexpression is associated with poor prognosis in several cancers, including TNBC, NSCLC, melanoma and prostate, among others. In addition to our GR and CD73 programs, we are developing multiple programs focused on addressing key dependencies in solid tumors, defined as either unaddressed drivers of innate resistance, acquired mutations or bypass mechanisms that cause relapse.

Our resistance platform and in-house capabilities in medicinal chemistry and structure-based design enable drug discovery efforts for these resistance mechanisms. This platform, along with our forward and reverse translation expertise, underpins our efforts to address key drivers of cancer resistance.

Our pipeline to treat cancer resistance

Our portfolio currently consists of multiple internally discovered and in-licensed programs targeting key resistance mechanisms in cancer. Our product candidates are shown in the figure below:

Our most advanced discovery and research programs are shown in the figure below:

GR antagonist program: ORIC-101

Our lead product candidate, ORIC-101, builds upon a legacy of successful drug development by our founders in the field of nuclear hormone receptors and their efforts to elucidate the cause of resistance to the groundbreaking prostate cancer therapies that they had developed. ORIC-101 is a potent and selective small molecule GR antagonist designed to inhibit GR transcriptional activity and block pro-survival signals downstream of its activation that confer resistance to anti-androgen therapies and chemotherapies. Following the successful completion of two Phase 1a trials in over 50 healthy volunteers, in 2019 we initiated two separate Phase 1b trials of ORIC-101 in combination with: (1) enzalutamide in metastatic prostate cancer and (2) nab-paclitaxel in advanced or metastatic solid tumors. In December 2020, we selected the RP2D and initiated the dose expansion portion of the Phase 1b trial of ORIC-101 in combination with nab-paclitaxel and we expect to report interim safety, efficacy, and translational data from this trial in the first half of 2021. In January 2021, we selected the RP2D and initiated the dose expansion portion of the Phase 1b trial of ORIC-101 in combination with enzalutamide and we expect to report interim safety, efficacy, and translational data from this trial in the second half of 2021.

Glucocorticoid receptor background

Glucocorticoids are steroid hormones secreted by the adrenal gland in a circadian and stress-associated manner to regulate metabolism, cell growth, apoptosis, differentiation and inflammation. Glucocorticoids signal through GR, a member of the superfamily of nuclear receptors expressed across a wide variety of tissues. Upon ligand binding, GR undergoes nuclear translocation, which is shown in the figure below. In the nucleus, GR binds to glucocorticoid response elements on DNA and transcriptionally activates a spectrum of genes that mediate multiple biological effects.

Glucocorticoid receptor signaling mediates multiple physiological processes

Note: GR: glucocorticoid receptor. HSPs: heat shock proteins. GREs: glucocorticoid response elements.

The glucocorticoid receptor as a mechanism of resistance

Multiple preclinical studies have implicated GR activation as a potential cause of cancer treatment resistance in cancers of epithelial origin. Roughly in parallel, two distinct and uncorrelated mechanisms of GR-mediated resistance to anti-cancer therapies began to be studied by oncology experts. Dr. Sawyers’ work has demonstrated that GR signaling is a bypass mechanism to anti-androgen therapy, with GR taking over for AR signaling, and that increased expression of GR in prostate cancer is correlated with resistance to Xtandi. Similarly, GR has also been studied for its potential role in mediating resistance to chemotherapy, though in this case, the mechanism appears to be related to GR’s role in imparting a “pro-survival” phenotype on the tumor via certain biological processes like epithelial-to-mesenchymal (EMT) transition and anti-apoptosis. We and others have shown that GR is overexpressed across over 20 advanced solid tumors including prostate, pancreatic, triple negative breast (TNBC) and ovarian cancers, which is shown in the figure below, and that GR overexpression is associated with worse survival outcomes.

GR is overexpressed in multiple solid tumors

Source: Glucocorticoid receptor expression in 20 solid tumor types using immunohistochemistry assay, Block et al, Cancer Management and Research 2017:9 6472, originally published by Dove Medical Press Ltd.

Melanoma n=11, Renal n=10, Sarcoma n=14, Neck and head n=10, Prostate n=11, Cervical n=15, Hepatocellular n=10, Neuroendocrine n=11, Pancreas n=16, Lung n=17, Gall bladder n=10, Esophageal n=8, Breast (non-TNBC) n=10, Ovarian n=11, Bladder n=10, Endometrial n=13, Gastric n=11, and Colon n=16.

Overexpression of GR has been correlated with poor prognosis in patients with ER-negative breast cancer treated with chemotherapy, which is shown in the figure below, metastatic castration-resistant prostate cancer (mCRPC) treated with Xtandi and advanced endometrial cancer.

Elevated GR expression correlated with worse clinical outcomes in ER-negative breast cancer

Source: Reprinted by permission from the American Association for Cancer Research: Pan et al, Activation of the Glucocorticoid Receptor Is Associated with Poor Prognosis in Estrogen Receptor-Negative Breast Cancer, Cancer Research, August 25, 2011, Vol 71, Issue 20, 6360-6370, 10.1158/0008-5472.CAN-11-0362.

Note: ER: estrogen receptor; GR: glucocorticoid receptor. Tumors in the top quartile of NR3C1 expression were identified as “GR high” (n=18) whereas tumors in the bottom quartile of NR3C1 expression were identified as “GR low” (n=28); post-adjuvant chemotherapy.

P-value is a conventional statistical method for measuring the statistical significance of clinical results. A p-value of 0.01 or less represents statistical significance, meaning there is a less than 1-in-100 likelihood that the observed result occurred by chance.

The FDA utilizes statistical significance, as measured by p-value, as an evidentiary standard of efficacy and typically requires a p-value of 0.05 or less to demonstrate statistical significance.

Limitations of other GR antagonists

Preclinical studies performed in TNBC and ovarian cancer models have helped to establish that genetic ablation or pharmacologic inhibition of GR enhances chemotherapy response. We are aware of only one other company, Corcept Therapeutics, developing GR antagonists for oncology. Corcept has compounds, including mifepristone and relacorilant, that are either approved or being evaluated in clinical trials for endocrine disorders and are also being evaluated in clinical trials for their potential to reverse oncology resistance.

Korlym (mifepristone) is a steroidal GR antagonist approved by the FDA in 2012 for the treatment of patients with Cushing’s syndrome, a disease characterized by elevated levels of the glucocorticoid cortisol. Mifepristone has been broadly used preclinically as a pharmacologic inhibitor of GR to examine the impact of modulation of GR on response to anti-cancer agents. Mifepristone has also been studied in multiple clinical trials across a variety of solid tumors and therapeutic regimens. Clinical trials of mifepristone were initiated in mCRPC, where the standard of care is AR antagonism, but mifepristone has since been shown to be a potent AR agonist and is therefore not expected to be a suitable treatment for mCRPC. Its potential as a combination therapy in oncology is further limited by its significant interactions with cytochrome P450 (CYP), most notably with CYP2C8, which is a key metabolic pathway for both taxanes (a major chemotherapeutic class used across multiple solid tumors) and Xtandi, and thus creates the potential for drug-drug interactions.

Relacorilant, currently in a Phase 3 trial for Cushing’s syndrome, is a non-steroidal GR antagonist that lacks the AR agonism of mifepristone. However, it retains many of the CYP liabilities of mifepristone, making combination development in oncology challenging. Despite these drawbacks, it is being developed in multiple oncology indications and has shown promising initial signs of durable clinical benefit in combination with nab-paclitaxel in metastatic pancreatic ductal adenocarcinoma, ovarian cancer and other advanced or metastatic solid tumors.

ORIC-101 differentiation

ORIC-101 is a highly potent and selective steroidal GR antagonist, as shown by the single-digit nanomolar inhibition for receptor binding in the figure below. Like relacorilant, ORIC-101 is not an AR agonist. However, unlike relacorilant, due to our medicinal chemistry and structure-based drug discovery efforts, we observed ORIC-101 to have reduced CYP2C8 inhibition based on our preclinical studies. While certain ORIC-101 metabolites inhibit CYP2C8, they represent a fraction of the plasma exposure of the parent ORIC-101 compound. Thus, we believe ORIC-101 has the potential to enable potent GR inhibition but with less potential risk for drug-drug interaction with other combination agents, most notably taxanes and Xtandi.

ORIC–101 is a potent and selective GR antagonist designed for oncology

Note: GR: glucocorticoid receptor; AR: androgen receptor; PR: progesterone receptor. GR antagonism, AR antagonism and PR antagonism measured by luciferase assay.

The above table demonstrates the results of a series of preclinical in vitro experiments that we conducted evaluating ORIC-101, mifepristone and relacorilant across a variety of properties that we believe to be important in developing a potent and selective GR antagonist. The determination of more favorable or less favorable relates to the ideal properties of a GR antagonist for a combination therapy in oncology.

In these experiments, we employed luciferase reporter assays to measure antagonist and agonist activities of the molecules on GR, AR and PR. These assays are commonly used in in vitro experiments to measure the potency of molecules for nuclear hormone receptor targets such as GR, AR and PR (among other receptors). These assays have been well characterized in peer-reviewed scientific publications and are widely utilized in the scientific community.

The endpoints of these preclinical in vitro experiments were the half maximal inhibitory concentration (IC50). The IC50 value represents the concentration of molecule needed to inhibit activity by 50% (i.e., a lower IC50 represents more potent inhibition). Cells were treated in the studies for 20 hours. Each molecule was compared against the other molecules.

In these preclinical in vitro experiments, mifepristone was shown to be a potent AR agonist, while ORIC-101 and relacorilant were not. AR agonism is commonly accepted to be an undesirable feature of a potential cancer treatment as this activity has been shown to stimulate the growth of prostate cancer. Since ORIC-101 is not an AR agonist, it was shown that mifepristone is less favorable than ORIC-101 with respect to this criterion.

In these experiments, relacorilant was shown to not be a PR antagonist, while mifepristone and ORIC-101 were shown to be PR antagonists. Since PR antagonism is not a required feature of a GR antagonist, it was shown that relacorilant is more favorable than ORIC-101 with respect to this criterion.

In addition, we used a common in vitro experiment that is accepted by Health Authorities to evaluate potential drug interaction liability mediated by CYP inhibition. Preclinical in vitro experiments were used to determine direct inhibition of major cytochrome P450 (CYP) activity including CYP2C8, CYP2C9, CYP2C19 and CYP3A4/5 by ORIC-101 in human liver microsomes. The endpoint of this preclinical in vitro experiment was IC50. The IC50 value represents the drug concentration needed to inhibit the activity of a specific CYP isoform to metabolize its corresponding probe substrate by 50% (i.e., a lower IC50 represents more potent inhibition). The incubation was carried out for five minutes, which was within the linear range of metabolite formation of the probe substrates.

In these preclinical in vitro experiments to show CYP inhibition, ORIC-101 directly inhibited CYP3A4/5 with IC50 value of 1.6 µM. IC50 inhibition against CYP2C8 and CYP2C9 could not be determined via mathematical analysis as they were higher than 3 µM and >10 µM, respectively. In contrast, mifepristone directly inhibited CYP2C8, CYP2C9 and CYP3A4/5, with IC50 values of 1.5, 4.9 and 9.5 µM, respectively; whereas, relacorilant directly inhibited CYP2C8, CYP2C9 and CYP3A4/5, with IC50 values of 0.21, 2 and 1.3 µM, respectively. These data suggest that in vitro, while ORIC-101 inhibits CYP3A4/5, ORIC-101 exhibited improved properties against CYP2C8 and CYP2C9 compared with mifepristone and relacorilant.

Our current opportunities for ORIC-101

Resistance to hormone therapy in prostate cancer

We have chosen GR antagonism in prostate cancer as our initial therapeutic focus due to the well-documented biology of GR signaling as the principal driver of resistance to Xtandi in patients with prostate cancer, as published in Cell by our co-founder Dr. Sawyers. His work demonstrated that GR signaling is a bypass mechanism to anti-androgen therapy, with GR taking over for AR signaling, and that increased expression of GR in prostate cancer is correlated with resistance to Xtandi. We have demonstrated in preclinical prostate cancer models that GR antagonism can limit bypass resistance to Xtandi. Based on these data, we believe that ORIC-101, in combination with current standard-of-care agents such as Xtandi, has the potential to significantly improve clinical outcomes.

Prostate cancer overview

In the United States, prostate cancer is the second most prevalent cancer in men and the second leading cause of cancer death in men. The American Cancer Society estimated that in 2021 there would be approximately 250,000 new cases of prostate cancer and over 30,000 deaths from the disease in the United States by year end. Further, according to another study, over 50,000 new cases of metastatic prostate cancer were expected in 2020, which includes patients with both hormone-sensitive prostate cancer and mCRPC.

Treatment options for prostate cancer depend on many different factors, including the stage of the cancer. The disease is considered metastatic once the cancer has spread outside of the prostate gland to other parts of the body, such as the bones, lymph nodes, bladder and rectum. Tumors are considered hormone- (or castration-) sensitive if they still respond to medical or surgical treatment to lower testosterone levels. Tumors are considered castration-resistant if they progress despite androgen deprivation therapy (ADT), which is often correlated with rising levels of prostate-specific antigen (PSA).

In making treatment evaluations, physicians monitor disease burden in several ways, including changes in PSA levels. Increased PSA blood levels are considered by many physicians as indicative of cancer progression and alternative treatment options may be considered at that time. Current standard of care treatment for men with castration-resistant prostate cancer provides that patients should initially receive a combination of ADT and either Zytiga (abiraterone), which works by decreasing androgen levels, or Xtandi, which works by blocking androgen binding to AR. If the disease progresses despite these second-generation hormonal therapies, chemotherapy is typically the next treatment option. However, treatment with chemotherapy is generally postponed for as long as possible due to the potential for severe side effects including neuropathies, nausea, diarrhea, decreased mental capacity and increased risk of infections.

AR remains the principal driver of castration-resistant prostate cancer progression during the transition from localized to metastatic disease. While a majority of patients with prostate cancer will initially respond to either Zytiga, Xtandi or Erleada, the vast majority of these patients will ultimately become resistant, resulting in limited survival. Based on our preclinical data, we believe ORIC-101 may overcome a key resistance mechanism to these therapies and lead to meaningful clinical benefit for patients with prostate cancer.

Illustrative prostate cancer treatment landscape

An investigator analysis of Medivation’s Phase 3 clinical trial AFFIRM, in which patients with mCRPC who had previously received docetaxel were randomized to receive enzalutamide or a placebo, highlighted the potential role of GR in mediating enzalutamide resistance. A post-hoc analysis evaluated the impact of baseline corticosteroid use on clinical outcomes. Thirty percent of patients in this 1,199-patient trial were on corticosteroids at baseline. The results demonstrated that patients on baseline corticosteroids (i.e., GR agonism) had faster time to PSA progression and decreased overall survival when adjusted for other prognostic factors (e.g., age, performance status, prior therapy, disease burden, comorbidities).

Association of corticosteroid use and inferior clinical outcomes observed in Medivation’s Phase 3 AFFIRM trial in mCRPC patients treated with enzalutamide

Source: From the New England Journal of Medicine, Scher et al, Increased Survival with Enzalutamide in Prostate Cancer after Chemotherapy, Copyright 2012, Massachusetts Medical Society. Reprinted with permission from Massachusetts Medical Society.

Note: NR: not reached; mCRPC: metastatic castration-resistant prostate cancer. 241 patients on enzalutamide and 119 patients on placebo.

Preclinical data

Several mechanisms of resistance to AR antagonists have been identified that are based on abnormalities in AR and its signaling. Dr. Sawyers’ laboratory at MSKCC identified GR expression as a potential resistance mechanism bypassing AR altogether. As shown in the figure below, a retrospective analysis was conducted on tumor biopsies collected from mCRPC patients who were bifurcated into two groups: “good” responders to enzalutamide (experiencing clinical benefit for greater than six months) and “poor” responders to enzalutamide (experiencing clinical benefit for less than six months). GR expression levels were evaluated at baseline prior to the start of and after eight weeks of enzalutamide therapy. This analysis demonstrated a correlation between overexpression of GR and poor clinical outcomes. Patients with a “poor” response to enzalutamide demonstrated relatively higher GR expression levels at baseline as compared to “good” responders. Furthermore, “poor” responders demonstrated significantly higher GR expression levels after eight weeks on enzalutamide as compared to both: (1) the GR expression levels of “poor” responders at baseline, and (2) the GR expression levels of “good” responders after eight weeks on enzalutamide. These findings suggest that AR-inhibition by enzalutamide induced GR overexpression and that the levels of this GR overexpression were more pronounced in patients with poor clinical outcomes.

GR expression is associated with clinical resistance to enzalutamide in the treatment of prostate cancer

* p < 0.05, **: p < 0.01.

Source: Reprinted from Cell, Vol 155, Issue 6, Arora et al, Glucocorticoid receptor confers resistance to antiandrogens by bypassing androgen receptor blockade, 19, Copyright 2013, with permission from Elsevier.

Note: Patients who continued to benefit from enzalutamide for greater than six months were classified as “good” responders. Patients who discontinued enzalutamide earlier than six months due to a lack of clinical benefit were classified as “poor” responders. Matched tumor samples include those obtained from the same patient at baseline and after eight weeks of treatment.

This same observation was confirmed if “good” versus “poor” response was defined by a maximal PSA decline of greater than 50% versus less than 50%. Again, as shown in the figure below, GR expression in tumors was significantly higher in “poor” responders after eight weeks on enzalutamide as compared to “good” responders.

Elevated GR expression associated with a limited PSA response in enzalutamide-treated patients

*: p < 0.05

Source: Reprinted from Cell, Vol 155, Issue 6, Arora et al, Glucocorticoid receptor confers resistance to antiandrogens by bypassing androgen receptor blockade, 19, Copyright 2013, with permission from Elsevier.

Furthermore, in the LNCaP xenograft model with exogenous AR overexpression (LNCaP AR), acquired resistance to enzalutamide and apalutamide correlated with the upregulation of GR expression, which is shown below.

**: p < 0.01, ****: p < 0.0001.

Source: Reprinted from Cell, Vol 155, Issue 6, Arora et al, Glucocorticoid receptor confers resistance to antiandrogens by bypassing androgen receptor blockade, 15, Copyright 2013, with permission from Elsevier.

Note: Left graph’s grey shading indicates treatment period when tumors were harvested (as annotated by long hash marks on the x axis). LREX’ is a prostate cancer model that was derived from an enzalutamide-resistant tumor with high GR expression. Actin was used to verify consistent sample loading for the western blot experiment.

Similarly, as demonstrated in the figure on the left below, our in vitro studies demonstrate that inhibition of AR leads to upregulation of GR expression. In addition, as demonstrated in the figure on the right below, our in vitro studies of GR-expressing VCaP cells showed that the GR agonist dexamethasone conferred enzalutamide resistance, while the addition of a GR antagonist to counteract the dexamethasone reversed this effect.

Source: Zhou et al. AACR-NCI-EORTC (2019).

Note: CWR22PC cells. GR mRNA levels relative to untreated samples shown on left slide with GR protein levels shown as inset. Actin was used to verify consistent sample loading for the western blot experiment. Right graph: AR agonist R1881 (synthetic AR ligand) added to media. GR agonist used was dexamethasone.

Mechanistically, published data suggest that AR and GR drive a partially overlapping transcriptional program. Thus, GR activation can circumvent enzalutamide-mediated AR inhibition and sustain prostate cancer cell growth. But inhibiting GR activation is only effective in the presence of sustained AR inhibition. When AR expression levels rise, and the cancer cell is able to revert to AR mediated signaling, GR expression levels fall to baseline. These findings suggest that combined inhibition of both GR and AR could prolong the duration of response with next-generation AR antagonists such as enzalutamide or apalutamide.

AR and GR have overlapping gene signatures

Source: Reprinted from Cell, Vol 155, Issue 6, Arora et al, Glucocorticoid receptor confers resistance to antiandrogens by bypassing androgen receptor blockade, 22, Copyright 2013, with permission from Elsevier.

Note: Venn diagram of AR and GR signature gene lists. AR and GR signatures were defined as all genes showing >1.6 (or <1.6)-fold change (FDR < 0.05) after eight hours of addition of dihydrotestosterone (1 nM) or dexamethasone (100 nM) to charcoal-stripped media, respectively.

In addition to this GR-mediated resistance in prostate cancer to AR-modulators, such as enzalutamide, GR may play a similar role in mediating resistance to a new class of agents called AR degraders. As demonstrated in the figure below on the left, AR degrader treatment suppressed prostate cancer cell growth driven through AR. Further in vitro studies demonstrate that prostate cancer cells treated with an AR degrader had diminished activity when GR is activated through the presence of a GR ligand. This bypass escape mechanism can be reversed with the addition of ORIC-101 GR antagonist. In the graph on the right, PSA levels and other transcriptional markers that correspond to GR as a bypass mechanism of resistance for AR modulators and AR degraders were impacted and correspond to the effects on prostate cancer cell growth.

Note: CWR22PC cells. Data shown as of day 19 post treatment. AR agonist R1881 (synthetic AR ligand) added in media. AR degrader used was ARV-7. Results confirmed with second AR degrader (compound 13) in US 2018/0099940 A1. GR agonist used was dexamethasone. PSA, prostate specific antigen.

Resistance to chemotherapy in solid tumors

Preclinical data over the past decade indicate that activation of GR confers resistance to a variety of chemotherapeutic agents across an array of solid tumors that include ovarian, TNBC, prostate, pancreatic, small and non-small cell lung and urological cancers. In those settings, activation of GR signaling leads to decreased response to antimetabolites, taxanes and platinum agents, thus acting as a therapeutic resistance mechanism. At the molecular level, GR signaling drives transcriptional activation of anti-apoptotic genes such as serum and glucocorticoid inducible protein kinase-1 (SGK1), baculoviral IAP repeat containing 3 (BIRC3), and mitogen-activated protein kinase phosphatase-1 (MKP1/DUSP1), which in part mediate cell survival. In addition, GR activation has been demonstrated to regulate transcription of proteins that mediate cell adhesion and invasion. In that regard, GR-driven upregulation of integrins, the extracellular matrix protein Fibronectin-1 and the transmembrane glycoprotein Mucin-1, have been associated with pro-adhesion and protection from chemotherapy. Most recently, it has been shown that the master regulator of epithelial-mesenchymal transition (EMT), SNAI2, is a direct GR target, as well as a partial GR-induced chemoprotector.

Immunohistochemistry of HCC1806 TNBC xenograft tumors in mice dosed with paclitaxel/cortisol indicates that addition of ORIC-101 decreases proliferation, stemness and EMT

Brown coloration = amount of each indicated protein Ki67, CK5, vimentin, as imaged with DAB IHC

Preclinical data

ORIC-101, as shown in the figure below, demonstrated activity in combination with chemotherapy in vitro using a colony formation assay. Ovarian, NSCLC and TNBC cell lines were used to assess how inhibition of GR activity by ORIC-101 affects dexamethasone-mediated chemoprotection. Based on the relative potencies of cortisol and dexamethasone, and the range of average unbound cortisol concentration in patients, a dexamethasone concentration of 30 nM was selected to simulate the expected level of GR activation at the average circulating cortisol level (approximately 375 nM) occurring in adult patients with cancer. The experiment demonstrated that co-administration of ORIC-101 reversed dexamethasone-mediated, GR-driven chemoprotection in GR positive cell lines.

ORIC-101 overcomes GR-driven chemotherapy resistance across a wide range of human cancer cell lines

Source: Jahchan et al. AACR-NCI-EORTC (2017) and additional ORIC data.

Note: Chemotherapeutic agent is gemcitabine for ovarian cancer and paclitaxel for TNBC and NSCLC. GR agonist is dexamethasone.

The effect of ORIC-101 on the response to the chemotherapeutic compound paclitaxel was evaluated in vivo in the HCC1806 TNBC xenograft mouse model. The efficacy of paclitaxel was significantly diminished in tumors grown under conditions simulating human cortisol levels sufficient to drive GR activation. Treatment with ORIC-101 was effective in reversing the effects of cortisol on paclitaxel efficacy, as shown in the figure below. Paclitaxel + cortisol + ORIC-101 treatment resulted in 88.7% tumor growth inhibition relative to paclitaxel + cortisol. At Day 68, palpable tumors were present in 93.3% of mice treated with cortisol + paclitaxel and only in 6.7% of mice treated with cortisol + paclitaxel + ORIC-101.

ORIC-101 overcomes GR-driven resistance to chemotherapy in vivo

Note: HCC1806 tumor growth curves. Tumors were grown in the presence or absence of cortisol, paclitaxel and ORIC-101. Mice were treated with paclitaxel (20 mg/kg IP, Q3D×8), cortisol (100 mg/L in drinking water, ad libitum) or ORIC-101 (75 mg/kg of ORIC-101, PO, BID) starting on Day 0 for the duration of the study. Data is displayed as mean ± SEM. Cortisol supplementation required to activate human GR since primary glucocorticoid utilized by rodents is corticosterone. Cortisol levels intended to simulate physiological corticosteroid levels in humans. Comparable activity has been demonstrated in xenograft models of ovarian cancer, TNBC and in combination with other classes of chemotherapy.

Clinical development plan for ORIC-101

As shown in the figure below, following our preclinical studies that demonstrated that GR signaling is a bypass resistance mechanism to anti-androgen modulators in prostate cancer, as well as a resistance mechanism to chemotherapeutics in a variety of solid tumors, we completed two Phase 1a trials of ORIC-101 as a single agent in over 50 healthy volunteers, and in 2019, we initiated two separate Phase 1b trials of ORIC-101 in combination with: (1) enzalutamide in metastatic prostate cancer and (2) nab-paclitaxel in advanced or metastatic solid tumors.

Phase 1a healthy volunteer trials

We have conducted two healthy volunteer trials with ORIC-101. Study ORIC-GR-17001 was a single-ascending dose trial that evaluated preliminary safety and PK of ORIC-101, and study ORIC-GR-17002 was a multiple-ascending dose trial that evaluated the safety, PK and PD of ORIC-101 as well as of alternative formulations of ORIC-101.

Our Phase 1a trials are summarized in the table below.

(1) 26 dosing events with 20 unique individual participants. Participants in fed portion were previously dosed in fasted portion (five with Lipid 2, one with Lipid 1).

Study 17001

In study ORIC-GR-17001, ORIC-101 was administered in a fed state via oral suspension as four single ascending doses of 120, 240, 480 and 800 mg, in cohorts of six subjects each. Overall, there was dose-proportional increase in the Cmax and area under the curve (AUC) of ORIC-101 in plasma. The trial was conducted at a single site in the United States.

Study 17002

Study ORIC-GR-17002 explored alternate formulations of ORIC-101 with a preliminary assessment of food effect (Part A) along with a multiple-ascending dose portion (Part B). The trial was conducted at a single site in the United Kingdom. In Part A, a prototype spray-dried dispersion (SDD) powder in an oral suspension was evaluated along with two lipid capsule formulations. The oral SDD suspension and both lipid capsule formulations provided similar exposure to ORIC-101. There was also a modest food effect observed.

In Part B, ORIC-101 Lipid B capsules were administered once daily for 10 consecutive days at a dose of 200 mg/day or 350 mg/day, under fed conditions. Six subjects were treated at each dose level. The exposure to ORIC-101, in terms of Cmax and AUC in plasma, increased in a dose-dependent manner with approximately 2-fold accumulation. The half-life of 14-15 hours supported once daily dosing, which is shown in the figure below.

Exposure of ORIC-101 from Phase 1a multiple-ascending dose study supports once-daily dosing

Cortisol levels can be used as a pharmacodynamic indicator of GR inhibition. Following 10 days of administration of ORIC-101 at the doses of 200 mg/day and 350 mg/day, mean plasma cortisol concentrations upon waking increased over time, to a maximum on Day 8 at the dose of 200 mg/day (approximately 44% higher than Day 1) and Day 10 at the dose of 350 mg/day (approximately 78% higher than Day 1), and then subsequently decreased in both regimens, which is shown in the figure below.

Changing endogenous levels of cortisol demonstrated biological activity of ORIC 101 in Phase 1a

Finally, as another PD measure of GR inhibition, peripheral blood mononuclear cells (PBMCs) were collected and analyzed for expression of genes known to be targets of GR signaling. In this analysis, ORIC-101 was associated with decreased expression of these key PD biomarkers of GR activity, with the decrease occurring within the first day of ORIC-101 exposure and persisting for the entire duration of 10 days of dosing, as shown in the figure below.

ORIC-101 was associated with downregulation of key pharmacodynamic biomarkers of GR activity in Phase 1a

Note: ORIC-101 was dosed once daily for 10 days. PBMC: peripheral blood mononuclear cell; FKBP5: FK506 binding protein; DDIT4: DNA-damage-inducible transcript 4 protein.

Safety

Overall, 56 subjects received at least a single dose of ORIC-101 across both healthy volunteer trials. A total of 12 subjects received 10 daily doses of ORIC-101 at either 200 mg/day (n=6) or 350 mg/day (n=6). All observed adverse events (AEs) were Grade 1 in severity, reversible, and no AE required study subject discontinuation.

In study ORIC-GR-17001, a single administration of ORIC-101 oral suspension at a dose of 120, 240, 480 or 800 mg was well-tolerated with only two Grade 1 AEs reported: pain in the extremity and nausea, one participant in the 480 mg and 800 mg dose, respectively. Both were mild, attributed to ORIC-101 and resolved without treatment.

In study ORIC-GR-17002, Part A, a single administration of ORIC-101 in oral SDD suspension or lipid capsules at the dose of 50 mg or 200 mg was well-tolerated. The most commonly reported treatment-emergent AEs attributed to ORIC-101 were mild gastrointestinal AEs. These were observed in 2 participants and consisted of Grade 1 nausea in one subject and Grade 1 nausea, abdominal pain, and diarrhea in a second subject. They resolved without treatment.

In study ORIC-GR-17002, Part B, multiple doses of ORIC-101 Lipid B were administered in a fed state in two cohorts of six healthy human volunteers at doses of 200 mg and 350 mg once daily for 10 days and no serious AEs were observed at either dose level. Treatment-emergent AEs occurred in two and five participants at each dose level, respectively, and were all Grade 1 and reversible. The most common AEs (reported in one of six participants at 200 mg and five of six participants at 350 mg) were gastrointestinal in nature and were deemed related to ORIC-101. These events are generally consistent with known tolerability issues with the caprylic acid formulation and could also be attributable (at least in part) to pill burden at the higher ORIC-101 dose of 350 mg (7 x 50 mg capsules). In addition, there were no clinically significant post-dose changes in electrocardiograms (ECGs), vital signs, or safety laboratory results.

		200 mg (n=6)		350 mg (n=6)
Treatment-emergent AEs	All doses (n=56)	Grade 1	Grade ³2	Grade 1	Grade ³2
Nausea	7	—	—	3	—
Diarrhea	3	—	—	1	—
Abdominal pain	2	—	—	1	—
Dysgeusia	2	—	—	2	—
Dyspepsia	2	—	—	2	—
Fatigue	2	—	—	2	—
Back pain	1	—	—	—	—
Catheter site swelling	1	—	—	—	—
Decreased appetite	1	—	—	1	—
Dry eye	1	—	—	—	—
Gastroesophageal reflux disease	1	—	—	1	—
Headache	1	—	—	—	—
Hot flush	1	—	—	1	—
Insomnia	1	—	—	—	—
Musculoskeletal chest pain	1	1	—	—	—
Pain in extremity	1	—	—	—	—
Proctalgia	1	—	—	1	—
Somnolence	1	—	—	1	—
Vomiting	1	1	—	—	—

Note: Severity grade as per the National Cancer Institute Common Terminology Criteria for Adverse Events (CTCAE) v.5.0.

Phase 1b trial of ORIC-101 in combination with enzalutamide for metastatic prostate cancer

In the fourth quarter of 2019, we initiated study ORIC-101-02, an open-label, single arm, multicenter, dose escalation followed by dose expansion trial of ORIC-101 in combination with enzalutamide in patients with metastatic prostate cancer progressing on enzalutamide. The purpose of this trial is to assess safety, PK, PD and preliminary antitumor activity of ORIC-101 in combination with enzalutamide as well as establish its recommended Phase 2 dose. Once patients are deemed eligible, they receive treatment with ORIC-101 in addition to continuing their current enzalutamide therapy without any washout period.

As of March 27, 2020, two patients completed Cycle 1 (28 days) without DLT events and were in Cycle 2 and Cycle 3, respectively; one additional patient was ongoing in Cycle 1, completing enrollment in Dose Level 1, in which patients receive 80 mg ORIC-101 in combination with 160 mg enzalutamide on a continuous daily dosing regimen.

Subsequent to March 27, 2020, the DLT evaluation period for all patients in Dose Level 1 was completed with no DLTs observed. After review of safety and PK data from Dose Level 1 by the study’s SRC, enrollment and evaluation for DLT was completed for Dose Level 2 (160 mg ORIC-101 in combination with 160 mg enzalutamide on a continuous daily dosing regimen) with no DLTs observed. After review of safety and PK data by the SRC, enrollment and evaluation for DLT was completed for Dose Level 3 (240 mg ORIC-101 in combination with 160 mg enzalutamide on a continuous daily dosing regimen) with no DLTs observed.

In January 2021, we completed the Part I dose escalation portion of ORIC-101 in combination with enzalutamide in metastatic prostate cancer, selected the RP2D, and initiated the dose expansion portion of the trial. For the Part II dose expansion portion of the trial, up to 48 patients are expected to be enrolled and treated at the RP2D of 240 mg of ORIC-101 and 160 mg of enzalutamide on a continuous daily dosing schedule. Patients will be enrolled independent of GR status, with retrospective analysis of GR expression and other potentially predictive biomarkers. We expect to report interim safety, efficacy, and translational data from this trial in the second half of 2021.

•	Patients: Chemo-naïve metastatic prostate cancer with evidence of disease progression on enzalutamide
•	Patients will enroll while remaining on enzalutamide (i.e., no treatment-free period)
•	Exclusion of patients with rapid progression on enzalutamide (1)
•	Enrollment not limited by baseline GR status
•	Objectives: Safety, PK, PD and initial evidence of clinical activity (e.g., PSA decline, imaging, CTC conversion)
•	Exploratory GR, AR and other biomarker data generated from archival tumor tissue; pre-, post-and end-of-treatment biopsies and blood
•	Collaboration: Trial is being conducted under a clinical trial collaboration with Astellas
•	Recommended Phase 2 dose (RP2D): ORIC-101 (240 mg QD) + enzalutamide (160 mg QD)

Phase 1b trial of ORIC-101 in combination with nab-paclitaxel in advanced or metastatic solid tumors

In 2019, we initiated study ORIC-101-01, an open-label, single arm, multicenter, dose escalation followed by dose expansion trial of ORIC-101 in combination with nab-paclitaxel in patients with advanced or metastatic solid tumors in the United States. The purpose of this trial is to assess safety, PK, PD and preliminary anti-tumor activity of ORIC-101 in combination with nab-paclitaxel as well as establish a recommended Phase 2 dose.

•	Patients:
•	Part I (dose identification): Advanced solid tumors completed
•	Part II (dose expansion): Previous progression on taxane-containing regimen, independent of baseline GR status
•	Objectives: Safety, PK, PD and preliminary antitumor activity
•	Exploratory GR and other biomarker data generated from archival tumor tissue; pre-, post- and end-of-treatment biopsies and blood
•	Recommended Phase 2 Dose (RP2D): ORIC-101 (160mg QD) + nab-paclitaxel (75 mg/m2); no prophylactic G-CSF required

As of March 27, 2020, 11 patients had enrolled in this study across four dosing cohorts. In the initial cohort, Dose Level 1, patients received 240 mg ORIC-101 administered on Days 1-5, 8-12, 15-19 in combination with 100 mg/m2 nab-paclitaxel on Days 1, 8, and 15 of a 28-day cycle. Three patients with advanced pancreatic cancer were enrolled at this dose level. During the first cycle of treatment, two patients experienced DLTs. Specifically, one patient experienced Grade 3 fatigue and discontinued treatment after two weeks on study. A second patient with advanced pancreatic cancer that had metastasized to the liver experienced Grade 4 neutropenia and thrombocytopenia and Grade 5 hepatic failure in the setting of rapid disease progression. A CT scan of the abdomen on study Day 9 demonstrated disease progression, and the patient died on study Day 12. These toxicities are well-described for nab-paclitaxel (including reports of hepatic necrosis and hepatic encephalopathy leading to death), which is metabolized primarily via the liver.

After review of safety and PK data from Dose Level 1 by the study’s SRC, it was determined that Dose Level 1 exceeded the maximum tolerated doses of the combination of ORIC-101 and nab-paclitaxel. The SRC further recommended restarting the dose escalation at lower doses of ORIC-101 and nab-paclitaxel (80 mg and 75 mg/m2, respectively) but did not require the addition of prophylactic growth factor (G-CSF) for potential nab-paclitaxel-induced neutropenia. The protocol was amended and following FDA review and Institutional Review Board (IRB) approvals, three new patients were enrolled to the revised new Dose Level 1A: one patient with endometrial cancer, one patient with colorectal cancer, and one patient with a poorly differentiated neuroendocrine carcinoma of the lung. All patients completed the DLT evaluation period without DLT events.

Three additional patients were enrolled at Dose Level 2A (160 mg ORIC-101 and 75 mg/m2 nab-paclitaxel) and have completed the DLT evaluation period without DLT events: one patient with gastric cancer, one patient with a large cell neuroendocrine carcinoma of the lung, and one patient with testicular cancer.

The table below notes adverse events in Cohort 1A and 2A as of February 24, 2020. Adverse events were mostly Grade 1 or 2 in severity and reversible, with no Grade ³ 4 treatment-related AEs.

Dose Levels 1A and 2A: Treatment-related adverse events occurring in >1 patient or Grade 3 in severity (as of February 24, 2020):

	Dose Level 1A		Dose Level 2A		TOTAL
Treatment-Related AEs	(N=3)		(N=3)		(N=6)
	G1-G2	G3	G1-G2	G3	G1-G2	G3	Any
Nausea	1 (33.3)	—	2 (66.7)	—	3 (50.0)	—	3 (50.0)
Alopecia	1 (33.3)	—	1 (33.3)	—	2 (33.3)	—	2 (33.3)
Anemia	1 (33.3)	1 (33.3)	—	—	1 (16.7)	1 (16.7)	2 (33.3)
Diarrhea	1 (33.3)	—	1 (33.3)	—	2 (33.3)	—	2 (33.3)
Fatigue	—	—	2 (66.7)	—	2 (33.3)	—	2 (33.3)
Muscle spasms	1 (33.3)	—	1 (33.3)	—	2 (33.3)	—	2 (33.3)
Hypophosphatemia	—	—	—	1 (33.3)	—	1 (16.7)	1 (16.7)
Neutrophil count decreased	—	—	—	1 (33.3)	—	1 (16.7)	1 (16.7)

Note: Severity grade as per the National Cancer Institute Common Terminology Criteria for Adverse Events (CTCAE) V.5.0; G = grade.

The status of GR expression in tumor was assessable for two patients in Dose Level 1A based upon baseline tumor biopsy. The patient with endometrial cancer showed significant GR staining of her tumor, while there was little tumor staining of the patient with colorectal cancer. A baseline tumor biopsy could not be obtained in the third patient.

The patient with endometrial cancer had previously received a five-month course of paclitaxel and carboplatin to which her best response was stable disease. She subsequently received two sequential experimental agents but had disease progression on each of them. The patient then received nab-paclitaxel and ORIC-101 starting two months after her last experimental agent and eight months after her last exposure to taxane-platinum chemotherapy. This patient experienced a 33% reduction in tumor burden (per the Response Evaluation Criteria in Solid Tumors [RECIST] v1.1) after Cycle 2 (eight weeks on study) as shown in the figure below. The tumor marker, CA-125, had also declined from 686 U/mL at baseline down to 525 U/mL. The patient experienced only Grade 1 and 2 AEs, all of which were reversible.

First on-study tumor scans for patient with endometrial cancer

In patients with endometrial cancer, there are reports of successful retreatment with a taxane-platinum doublet but only in patients who previously received a taxane-platinum doublet in the adjuvant setting or in patients who had at least a six month treatment-free interval between first- and second-line treatment in the metastatic setting. Furthermore, published data are based upon taxane-platinum doublet rather than single-agent taxane retreatment. Thus, in this patient who did not respond to her initial taxane-platinum treatment in the first-line metastatic setting and who had only a four-month treatment-free interval, there would be little to no expectation of tumor regression with single-agent taxane therapy.

A baseline tumor sample from this patient showed a high level of staining for GR by immunohistochemistry (H-score 150), which declined in a follow-up biopsy after treatment with ORIC-101 and nab-paclitaxel (H-score 65), with particular reduction in the percentage of cells that stained 3+ and 2+ for GR, as shown below, indicating elimination of highly GR+ tumor cells.

		Staining Intensity (%)*
Timepoint	Tumor H-score	0	1	2	3
PRE-DOSE	150	20	20	50	10
END OF TREATMENT	65	40	55	5	0

In conjunction with this decline in GR tumor expression levels upon treatment, there was also evidence of GR-pathway inhibition. As part of the study, PBMCs were collected at various timepoints to assess the expression level of three genes indicative of GR-pathway signaling activity: PER1, GILZ, and FKBP5. With GR inhibition, it would be expected that expression of one or more of these genes would decrease, although the specific pattern may vary by tumor and between patients. In this patient, during ORIC-101 treatment, there was a marked decrease in expression of PER1 compared to baseline, as well as a decrease in expression of GILZ, as shown in the figures below.

Collectively, these translational studies suggest that this patient with GR-positive endometrial cancer, who experienced tumor regression on ORIC-101 and nab-paclitaxel after prior taxane exposure, had a measurable reduction in GR-positive cells in the tumor on treatment with concurrent evidence of in vivo GR inhibition. A follow-up radiographic assessment four weeks after the initial eight-week assessment revealed further regression of the target lesions (38% reduction from baseline) along with stable non-target lesions; however, the appearance of new lesions led to an overall determination of disease progression as per RECIST v1.1. The patient subsequently came off study treatment due to disease progression.

Of the remaining two patients in Dose Level 1A, one patient (with colorectal cancer that showed no evidence of GR-positive staining at baseline) came off treatment for disease progression after seven weeks. The other patient (with poorly differentiated neuroendocrine carcinoma of the lung and unknown GR status) came off treatment for disease progression after 10 weeks.

Two patients in Dose Level 2A were ongoing (patient with gastric cancer in Cycle 3, and patient with large cell lung cancer in Cycle 2); the third patient (with testicular cancer) came off treatment for disease progression at the end of Cycle 1. As of March 27, 2020, two new patients had been enrolled in Dose Level 3A: 240 mg ORIC-101 and 75 mg/m2 nab-paclitaxel.

As of October 12, 2020, enrollment was completed for Dose Levels 2A and 3A, which evaluated ORIC-101 at 160 mg or 240 mg, respectively, once daily on an intermittent dosing schedule, with 75 mg/m2 nab-paclitaxel. No DLTs were observed in either Dose Levels 2A or 3A. As planned per protocol, exploration of ORIC-101, administered on a 21-day continuous daily dosing regimen with 75 mg/m2 nab-paclitaxel, was completed, with ORIC-101 at 160 mg combined with 75 mg/m2 nab-paclitaxel and no DLTs were observed.

In December 2020, we completed the Part I dose escalation portion of ORIC-101 in combination with nab-paclitaxel in solid tumors, selected the RP2D, and initiated the dose expansion portion of the trial. For the Part II dose expansion portion of the trial, up to 132 patients are expected to be enrolled across four cohorts, including pancreatic ductal adenocarcinoma, ovarian cancer, triple negative breast cancer, and other advanced solid tumors. Patients in Part II of the trial will be treated at the RP2D of 160 mg of ORIC-101 continuous once daily dosing and 75 mg/m2 of nab-paclitaxel on days 1, 8, and 15 of a 28-day cycle, without requirement for prophylactic granulocyte colony-stimulating factor. Eligible patients must have previously progressed on a taxane-containing regimen and will be enrolled independent of baseline GR status, with retrospective analysis of GR expression and other potentially predictive biomarkers. We expect to report interim safety, efficacy, and translational data from this trial in the first half of 2021.

CD73 inhibitor program: ORIC-533

Background on adenosine and CD73

Adenosine, a purine nucleoside base, is an extracellular signaling molecule derived from adenosine triphosphate (ATP). Adenosine is a potent suppressor of immune function and accumulates in tissues at sites of inflammation and damage. Analogously, in the context of tumors, adenosine in the tumor microenvironment is implicated in local immunosuppression that leads to tumor growth. Extracellular ATP is metabolized to AMP by the enzyme CD39, and AMP is metabolized to adenosine by the enzyme CD73. Adenosine, via its interaction with adenosine receptors, functions to suppress immune function. Multiple cell types within the tumor milieu, including cancer cells, endothelial cells and immune cells, express CD73.

Rationale for targeting CD73 in oncology

Many cancers usurp the anti-inflammatory adenosine pathway to avoid detection by the immune system, thereby reducing the effectiveness of certain chemotherapy- and immunotherapy-based treatments. Accumulation of adenosine in the tumor microenvironment is implicated in local immune suppression that leads to tumor growth. As shown in the figure below, CD73 is an enzyme that controls the rate at which extracellular adenosine is produced, and its overexpression is associated with poor prognosis in several cancers, including TNBC, NSCLC, melanoma and prostate, among others. Several global pharmaceutical companies are developing anti-CD73 antibodies, but due to significant medicinal chemistry challenges, to our knowledge, only one orally bioavailable inhibitor of CD73 is in clinical development. With our resistance platform capabilities, our medicinal chemistry team created a differentiated compound that is both potent and orally bioavailable.

CD73 has been linked to therapy resistance

Preclinical data

ORIC-533 is an orally bioavailable small molecule that potently and selectively antagonizes CD73 enzymatic function (< 1nM) and fully inhibits CD73-mediated AMP to adenosine conversion both in human tumor cells and immune cells. Preclinical studies show that ORIC-533 restores CD8+ T-cell expansion and activation of adenosine-induced immunosuppression. Reversal of adenosine-induced intratumoral immunosuppression with ORIC-533 leads to significant anti-tumor responses in vivo.

In the figure above on the left, an ORIC-533 analogue decreased adenosine production in a concentration-dependent manner in cultured human CD8+ T cells and human H1568 cancer cells. While an ORIC-533 analogue can completely block adenosine production by immune and tumor cells, an anti-CD73 antibody is unable to achieve the same degree of functional inhibition. In the figure above on the right, a single oral dose of our compound in mice achieved unbound plasma exposures that exceed the in vitro EC90 levels required for suppression of adenosine production for 24 hours.

Moreover, CD73 inhibition in vivo substantially reduced the adenosine/AMP ratio in EMT6 mouse tumors following sustained CD73 inhibitor treatment.

Source: ORIC data using syngeneic EG7 tumor model, AACR June 2020 abstract 10268, poster LB-115

*: p<0.005. ***: p = 0.0006. ****: p < 0.0001.

In the figure above on the left, daily CD73 inhibitor treatment with our product candidate ORIC-533 significantly impairs syngeneic tumor growth and tumor size as an orally dosed single agent. Evaluation of tumors at the end of study, on the right above, show the depletion of adenosine and corresponding increase in T cells in the tumor microenvironment.

When compared to other CD73 inhibitors in preclinical studies, ORIC-533 more potently suppressed adenosine production from AMP in both T cells and tumor cells, and at nM concentrations was able to rescue activation of CD8+ T cells exposed to a high AMP environment.

Source: ORIC data, AACR June 2020 abstract 4317, poster 1023

*: Bowman et al, 2019. **: WO2019246403A1 Compound 9. ***: WO2019168744A1 Example 2

The above figure demonstrates the results of a series of preclinical experiments that we conducted evaluating ORIC-533, AB680, Calithera, and Eli Lilly compounds across a variety of properties that we believe to be important in developing a potent and efficacious CD73 inhibitor. In the figure and table on the left above, human PBMCs, H1568 NSCLC cells, and human CD8+ T cells were pre-treated with compounds for 15 minutes, followed by addition of 10 uM AMP/5 uM EHNA for 1 hour. Adenosine in supernatant was quantified by LC-MS/MS. The biochemical binding assay was carried out with purified CD73 protein and compounds assessed at a wide concentration range to calculate IC50. In the figure on the above right, human PBMC-derived CD8+ T cells were activated for 24 hours with tetrameric anti-CD3/CD28/CD2 antibodies in serum free media, labeled with CellTrace™ Violet and plated onto 96-well plates. Compounds at varying concentrations and 1millimolar AMP were added, and cells incubated for 72-96 hours. T cell proliferation was quantified by flow cytometry. TNFa cytokine production in cell supernatants was measured by Meso Scale Discovery immunoassay.

ORIC-533 continues to progress in IND enabling studies and we expect to file an IND with the FDA in the first half of 2021. Having conducted a preclinical collaboration with an academic key opinion leader that generated compelling single agent activity in patient derived model systems in an undisclosed tumor type, we plan to pursue a single agent clinical development path in this indication.

PRC2 inhibitor program: ORIC-944

Background

The PRC2 is a histone methyltransferase consisting of three core subunits: EED, EZH2 or EZH1, and SUZ12 and plays a key role in gene regulation and transcriptional repression, in particular during embryonic development. The dysregulation of PRC2 can lead to tumorigenesis in a wide range of cancers including prostate cancer, breast cancer, and hematological malignancies. EED is responsible for histone binding and activation of the PRC2 complex. Allosteric inhibition of EED impacts the assembly, stabilization, and activation of PRC2.

Rationale for targeting allosteric inhibition of PRC2 through EED

The PRC2 complex has two druggable subunits, EZH2, whose enzymatic function is the target of first generation therapeutics, and EED, which next-generation therapeutics like ORIC-944 inhibit. Several companies are developing EZH2 inhibitors; however, the pharmacologic properties of these compounds result in high doses given more than once a day, that achieve only partial target inhibition in the clinic. Allosteric inhibition of PRC2 through EED is differentiated from targeting EZH2 and may be beneficial for a number of reasons. First, preclinical studies show that EED inhibition is active against mutants in EZH2 that confer innate resistance to EZH2 inhibitors. Second, in a similar fashion, acquired mutations in EZH2 are sensitive to EED inhibition. Third, cells treated with EZH2 inhibitors are also able to activate EHZ1 in a compensatory bypass mechanism of resistance, yet those cells are sensitive to EED inhibition.

Note: EZH1, enhancer of zeste homolog 1. EZH2, enhancer of zeste homolog 2. EED, embryonic ectoderm development. SUZ12, suppressor of zeste 12. H3K27, histone H3 at lysine 27. (1) Yu et al. Cancer Res. (2007).

Preclinical Data

ORIC-944 is a potent and selective allosteric inhibitor of PRC2 with mechanism of action via binding the EED subunit. ORIC-944 when dosed orally once a day as a single agent significantly inhibited prostate tumor growth in an enzalutamide-resistant prostate cancer model as seen in the figure below. While cross-study comparisons of preclinical data have limitations and caveats, the ORIC-944 efficacy appears to be superior to EZH2 inhibitors in the same models.

Enzalutamide dose 30mg/kg QD. ****p<0.0001. In the figure above, once daily PRC2 inhibitor treatment with ORIC-944 significantly inhibited prostate tumor growth in an enzalutamide-resistant in vivo xenograft model, when dosed orally as a single agent.

Additional preclinical studies with ORIC-944 as a monotherapy and in combination regimens are being explored. We have initiated IND enabling studies and plan to file an IND with the FDA in the second half of 2021, with initial clinical development as a single agent in treatment-resistant prostate cancer.

Brain penetrant EGFR/HER2 exon 20 program: ORIC-114

Background

The ErbB receptor tyrosine kinase family is involved in key cellular functions, including cell growth and survival. EGFR and HER2 exon 20 insertion mutations are observed across multiple solid tumors, including NSCLC, breast, gastrointestinal, bladder and other cancers. EGFR exon 20 insertion mutations are observed in approximately 2% of all patients with NSCLC and these patients have a worse prognosis than patients with NSCLC driven by other EGFR mutations. HER2 exon 20 insertion mutations are observed in approximately 1.5% of all patients with NSCLC. Outside of NSCLC, it is estimated that EGFR and HER2 exon 20 insertion mutations are observed in 0.6% of patients. In total, these prevalence estimates suggest a target population in non-small cell lung cancer of over 7,500 patients in the US annually, plus an additional 8,500 patients across other cancers.

Rationale for brain penetrant inhibitor of EGFR/HER2 with high potency towards exon 20 mutations

Currently, there are no medicines approved by the FDA specifically to treat NSCLC, breast, gastrointestinal, bladder and other cancers associated with EGFR or HER2 exon 20 insertion mutations across any of the tumors in which they occur, and standard EGFR inhibitors and chemotherapy provide limited benefit for these patients. Furthermore, within NSCLC, approximately one-third of patients with exon 20 insertion mutations develop brain metastases, which contributes to poor prognosis. Several companies are developing EGFR exon 20 inhibitors; however, to our knowledge none have demonstrated significant brain exposure suitable for addressing brain metastases, an area of significant unmet medical need.

(1) Robichaux et al Nat Med (2018). EGFR exon 20 insertion (n=9) and classical EGFR mutation (n=129)

EGFR exon 20 insertions are associated with lower PFS with first and second generation EGFR TKIs, such as erlotinib, gefitinib and afatinib, compared to other EGFR mutations.

Preclinical data

ORIC-114 was designed as a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target EGFR and HER2 with nanoMolar potency towards exon 20 insertion mutations. As shown in the figure below, in a kinase selectivity panel, the ErbB receptor tyrosine kinases were strong hits and there were no off-targets identified for ORIC-114, unlike the comparator clinical compounds.

All kinome selectivity screens were conducted on a 468 kinase panel with 1 uM of either TAK-788, poziotinib, CLN-081, or ORIC-114 in a head-to-head assessment. The top 10% of hits are shown in red. Notably, ORIC-114 did not hit any of the 3F family of kinases with the potential for covalent Cys interaction in the active site.

ORIC-114 demonstrated potent anti-tumor activity in various NSCLC EGFR exon 20 insertion mutation models. In the example below, in a model carrying variant NPH, ORIC-114 demonstrated potent anti-tumor activity when dosed orally once daily at 4 mg/kg, multiples lower than the TAK-788 in vivo dose.

ORIC-114 was designed for brain penetrance and demonstrated potent anti-tumor activity in an intracranial NSCLC EGFR exon 19 deletion mutation in vivo model, when dosed at 2.5 mg/kg QD PO, superior to TAK-788 which was dosed at 30 mg/kg QD PO. Efficacy was measured by quantification of the bioluminescence photon flux in mice carrying intracranial PC9-Luc tumors.

We have initiated IND enabling studies and plan to file a CTA in South Korea in the second half of 2021.

Other preclinical programs

In addition to our product candidates, we are leveraging our resistance platform in pursuit of multiple discovery research programs that focus on our expertise within hormone-dependent cancers, precision oncology and key tumor dependencies. These programs highlight our medicinal chemistry and structure-based design expertise, thus for the most part utilize a small molecule therapeutic approach to target oncogenic drivers in solid tumors like prostate, breast, and lung cancer that relapse with innate, acquired or bypass resistance. Our most advanced discovery research program is currently in lead optimization.

•	Discovery Program A: a blocking antibody that is targeting a mechanism of innate resistance caused by a gene rearrangement found in a subset of many solid tumors.

•

Discovery Program B: a small molecule therapeutic intended to address a mechanism of innate resistance found in a subset of breast cancers, specifically those driven by a distinct DNA amplification. Breast cancer models with this amplification have a key tumor dependency on a particular enzymatic interaction and our therapeutic approach is to inhibit this enzyme.

•

Discovery Program C: a small molecule therapeutic intended to address an acquired resistance mechanism in lung cancer that is caused by a mutation that arises in an enzyme within a subset of NSCLC patients after first-line treatment with another agent.

•

Discovery Program D: a small molecule therapeutic intended to address a bypass resistance mechanism to androgen receptor inhibition in prostate cancer by targeting the AR transcriptional complex, thus resulting in abrogation of AR target gene expression.

Our collaboration and license agreements

Voronoi license agreement

On October 19, 2020, we entered into the Voronoi License Agreement with Voronoi. The Voronoi License Agreement gives us access to Voronoi’s preclinical stage EGFR and HER2 exon 20 insertion mutation program, including a lead product candidate now designated as ORIC-114. Under the Voronoi License Agreement, Voronoi granted us an exclusive, sublicensable license under Voronoi’s rights to certain patent applications directed to certain small molecule compounds that bind to EGFR or HER2 with one or more exon 20 insertion mutations and certain related know-how, in each case, to develop and commercialize certain licensed compounds and licensed products incorporating any such compound worldwide other than in the People’s Republic of China, Hong Kong, Macau and Taiwan (the ORIC Territory). Under the Voronoi License Agreement, we are wholly responsible for development and commercialization of licensed products in the ORIC Territory. In addition, we are obligated to use commercially reasonable efforts to develop and commercialize at least one licensed product in certain major markets in the ORIC Territory.

Our financial obligations under the Voronoi License Agreement included an upfront payment comprised of a $5.0 million cash payment and the issuance to Voronoi of 283,259 shares of our common stock issued pursuant to a stock issuance agreement (Stock Agreement) entered into between the parties on October 19, 2020. The number of shares issued pursuant to the Stock Agreement was based on a price of $28.24 per share, representing a premium of 25% to the 30-day trailing volume weighted average trading price of our common stock. The shares were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act for transactions by an issuer not involving any public offering.

We are also obligated to make milestone payments to Voronoi upon the achievement of certain events. Upon the achievement of certain development and regulatory milestones with respect to the first licensed product, we are obligated to pay Voronoi up to a maximum of $111.0 million. Upon the achievement of certain commercial milestones with respect to the first licensed product, we are obligated to pay Voronoi up to a maximum of $225.0 million. If we pursue a second licensed product, we would pay Voronoi up to an additional $272.0 million in success-based milestones. In addition, we are obligated to pay Voronoi tiered mid-single-digit to low-double-digit royalties on annual net sales of licensed products in the ORIC Territory.

Unless earlier terminated, the Voronoi License Agreement will continue in effect until the expiration of all royalty payment obligations. Following the expiration of the Voronoi License Agreement, we will retain our licenses under the intellectual property Voronoi licensed to us on a royalty-free basis. We and Voronoi may each terminate the Voronoi License Agreement if the other party materially breaches the terms of such agreement, subject to specified notice and cure provisions, or enters into bankruptcy or insolvency proceedings. Voronoi may also terminate the agreement if we discontinue development of licensed products for a specified period of time. We also have the right to terminate the Voronoi License Agreement without cause by providing prior notice to Voronoi.

If Voronoi terminates the Voronoi License Agreement for cause, or we terminate the Voronoi License Agreement without cause, then we are obligated to grant a nonexclusive license to Voronoi under certain of our patents and know-how and to assign to Voronoi certain of our regulatory filings for licensed compounds and licensed products.

Mirati license agreement

On August 3, 2020, we entered into a license agreement (Mirati License Agreement) with Mirati. The Mirati License Agreement gives us access to Mirati’s preclinical stage allosteric PRC2 program, including a lead product candidate now designated as ORIC-944. Under the Mirati License Agreement, Mirati granted us a worldwide, exclusive, sublicensable, royalty-free license under Mirati’s rights to certain patents and patent applications directed to certain small molecule compounds that bind to and inhibit PRC2 and certain related know-how, in each case, to develop and commercialize certain licensed compounds and licensed products incorporating any such compound. Under the Mirati License Agreement, we are wholly responsible for development and commercialization of licensed products. In addition, we are obligated to use commercially reasonable efforts to develop and commercialize at least one licensed product in certain major markets. For a limited period of time, we and Mirati are both prohibited from researching, developing or commercializing any other compound or product whose principal mechanism of action is to modulate or inhibit PRC2 by directly binding thereto.

Our financial obligations under the Mirati License Agreement are comprised of an upfront payment of 588,235 shares of our common stock issued pursuant to a stock issuance agreement (Stock Agreement) entered into between the parties on August 3, 2020. The number of shares issued pursuant to the Stock Agreement were based on a price of $34.00 per share, representing a premium of 10% to the 60-day trailing volume weighted average trading price of our common stock. The shares were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering. During the eighteen-month period following the date of the Stock Agreement, Mirati is subject to certain transfer restrictions, and the parties agreed to negotiate and enter into a registration rights agreement, with respect to the shares. We are not obligated to pay Mirati milestones or royalties.

Unless earlier terminated, the Mirati License Agreement will continue in effect on a country-by-country and licensed product-by-licensed product basis until the later of (a) the expiration of the last valid claim of a licensed patent covering such licensed product in such country or (b) ten years after the first commercial sale of such licensed product in such country. Following the expiration of the Mirati License Agreement, we will retain our licenses under the intellectual property Mirati licensed to us on a royalty-free basis. We and Mirati may each terminate the Mirati License Agreement if the other party materially breaches the terms of such agreement, subject to specified notice and cure provisions, or enters into bankruptcy or insolvency proceedings. Mirati may terminate the agreement if we challenge any of the patent rights licensed to us by Mirati or we discontinue development of licensed products for a specified period of time. We also have the right to terminate the Mirati License Agreement without cause by providing prior notice to Mirati.

If Mirati terminates the Mirati License Agreement, or we terminate the Mirati License Agreement without cause, then we are obligated to assign to Mirati, or grant an exclusive license to Mirati with respect to, certain of our patents, know-how and regulatory filings directed to licensed compounds and licensed products.

Astellas collaboration and supply agreement

In September 2019, we entered into a clinical trial collaboration and supply agreement with Astellas to evaluate ORIC-101 in combination with enzalutamide for the treatment of patients with metastatic prostate cancer. Under the terms of the clinical trial collaboration and supply agreement, we are sponsoring and conducting the Phase 1b trial of ORIC-101 in combination with enzalutamide. Astellas, which jointly commercializes enzalutamide in the United States with Pfizer, is providing enzalutamide for the trial. We maintain global development and commercial rights to ORIC-101 and rights to develop ORIC-101 in combination with other agents.

Sales and marketing

We intend to retain significant development and commercial rights to our product candidates and, if marketing approval is obtained, to commercialize our product candidates on our own, or potentially with a partner, in the United States and other regions. We currently have no sales, marketing or commercial product distribution capabilities. We intend to build the necessary infrastructure and capabilities over time for the United States, and potentially other regions, following further advancement of our product candidates. Clinical data, the size of the addressable patient population, the size of the commercial infrastructure and manufacturing needs may all influence or alter our commercialization plans.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates obtain marketing approval. We also rely, and expect to continue to rely, on third parties to package, label, store and distribute our investigational product candidates, as well as for our commercial products if marketing approval is obtained. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our product candidates.

To date, we have obtained active pharmaceutical ingredients (API) and drug product for our product candidates from single-source third party contract manufacturers. We are in the process of developing our supply chain for each of our product candidates and intend to put in place framework agreements under which third-party contract manufacturers will generally provide us with necessary quantities of API and drug product on a project-by-project basis based on our development needs.

As we advance our product candidates through development, we will consider our lack of redundant supply for the API and drug product for each of our product candidates to protect against any potential supply disruptions.

We generally expect to rely on third parties for the manufacture of any companion diagnostics we may develop.

Intellectual property

We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to our business, including obtaining, maintaining and defending our patent rights. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications and obtaining issued patents, or in-licensing issued patents and patent applications, in the United States and in markets outside of the United States directed to our proprietary technology, inventions, improvements and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates and continuing innovation to develop, strengthen and maintain our proprietary position in the field of oncology. We also plan to rely on data exclusivity, market exclusivity and patent term extensions when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, improvements and product candidates; to preserve the confidentiality of our trade secrets; to defend and enforce our proprietary rights, including any patents that we may own or license in the future; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

Our patent portfolio consists of issued patents and pending patent applications that we own or in-licensed related to ORIC-101, ORIC-533, ORIC-944, ORIC-114 and various other compounds and programs. As of December 31, 2020, the portfolio includes four issued United States patents, 22 pending United States patent applications, seven pending international patent applications filed under the Patent Cooperation Treaty (PCT application), seven issued patents in various markets outside of the United States, and 75 pending patent applications in various markets outside of the United States.

As of December 31, 2020, our patent portfolio covering ORIC-101 included patents issued in the United States, Australia, Japan, and New Zealand, along with patent applications pending in the United States, Europe, Japan, China, and other markets outside of the United States.  The issued United States patents covering ORIC-101 as composition of matter, pharmaceutical compositions and related methods of use are expected to expire in 2037, absent any patent term extensions for regulatory delay. Any patents that may issue from our pending patent applications related to ORIC-101 are expected to expire between 2037 and 2041, absent any patent term adjustments or extensions.

With respect to ORIC-533, as of December 31, 2020, we have patent applications pending in the United States, Europe, Japan, China and other markets outside of the United States covering ORIC-533 as composition of matter, pharmaceutical compositions and related methods of use. Any patents that may issue from our pending patent applications related to ORIC-533 are expected to expire between 2039 and 2040, absent any patent term adjustments or extensions.

With respect to ORIC-944, as of December 31, 2020, we have exclusively in-licensed from Mirati patent applications pending in the United States, Europe, China, Japan, and other markets outside of the United States covering ORIC-944 as composition of matter, pharmaceutical compositions and related methods of use. Any patents that may issue from the pending patent applications related to ORIC-944 are expected to expire in 2039 absent any patent term adjustments or extensions.

With respect to ORIC-114, as of December 31, 2020, we have exclusively in-licensed from Voronoi in the ORIC Territory a pending PCT application and a patent application pending in Korea covering ORIC-114 as composition of matter, pharmaceutical compositions, and related methods of use. Any patents that may issue from the pending patent applications related to ORIC-114 are expected to expire in 2040, absent any patent term adjustments or extensions.

As of December 31, 2020, our patent portfolio also included issued patents in the United States, France, Germany, and the United Kingdom, and patent applications pending in the United States and Canada that are exclusively licensed to us by MSKCC. These licensed patents and patent applications are based on the academic work conducted in the laboratory of Dr. Sawyers at MSKCC and do not cover ORIC-101, any of our current product candidates, or any of our discovery and research programs.

We also possess substantial know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology.

With respect to our product candidates and processes we intend to develop and commercialize in the normal course of business, we intend to pursue patent protection covering, when possible, compositions, methods of use, dosing and formulations. We may also pursue patent protection with respect to manufacturing and drug development processes and technologies.

Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In general, patents issued for applications filed in the United States can provide exclusionary rights for 20 years from the earliest effective filing date. In addition, in certain instances, the term of an issued U.S. patent that covers or claims an FDA approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called patent term extension. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The term of patents outside of the United States varies in accordance with the laws of the foreign jurisdiction, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of oncology has emerged in the United States. The relevant patent laws and their interpretation outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our technology or product candidates and could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions and improvements. We cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, the methods of use or manufacture of those products.

Moreover, even our issued patents may not guarantee us the right to practice our technology in relation to the commercialization of our products. Patent and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology, and our issued patents may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or could limit the term of patent protection that otherwise may exist for our product candidates. In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents. For these reasons, we may face competition with respect to our product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any patent protection for such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, the expertise of our executive and scientific team, research, clinical capabilities, development experience and scientific knowledge provide us with competitive advantages, we face increasing competition from many different sources, including pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Product candidates that we successfully develop and commercialize may compete with existing therapies and new therapies that may become available in the future.

Many of our competitors, either alone or with their collaborators, have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors.

Our commercial potential could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market or make our development more complicated. The key competitive factors affecting the success of all of our programs are likely to be efficacy, safety and convenience.

For ORIC-101, our small molecule GR antagonist, we are aware of several other clinical-stage GR antagonists being developed by Corcept Therapeutics. To our knowledge, there are no GR antagonists approved for the treatment of cancer and the most advanced such GR antagonist is in a Phase 3 clinical trial in combination with nab-pacitaxel in patients with metastatic pancreatic ductal adenocarcinoma.

For ORIC-533, our orally bioavailable small molecule CD73 inhibitor, we are aware of several companies developing antibodies against this target, including AstraZeneca, Bristol-Myers Squibb, Novartis in collaboration with Surface Oncology, Incyte Corporation, Corvus Pharmaceuticals, Innate Pharma, Tracon Pharmaceuticals in collaboration with I-Mab Biopharma, Gilead Sciences, Akeso and Symphogen. Other companies, such as Eli Lilly and Company, Arcus Biosciences, Calithera Biosciences and Merck through its acquisition of Peloton Therapeutics, have small-molecule programs against this target. To our knowledge, only Eli Lilly has an orally available, small molecule CD73 inhibitor in a clinical trial for patients with cancer.

For ORIC-944, we are aware of several companies developing inhibitors against PRC2 via EZH2 inhibition that are currently in clinical trials, including Epizyme, Constellation Pharmaceuticals, Daiichi Sankyo, Pfizer, Shanghai HaiHe Pharmaceutical and Jiangsu Hengrui Medicine Co. To our knowledge, only Novartis has an allosteric PRC2 inhibitor in a clinical trial for patients with cancer.

For ORIC-114, we are aware of several companies developing inhibitors against exon 20 insertion mutations that are currently in clinical trials, including Takeda, Spectrum Pharmaceuticals, The Janssen Pharmaceutical Companies of Johnson & Johnson, Rain Therapeutics, Dizal Pharmaceuticals Co., Ltd., Cullinan Oncology and Black Diamond Therapeutics.

Government regulation

Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

U.S. drug development

In the United States, the FDA regulates drugs under the Food, Drug, and Cosmetic Act (FDCA). Drugs also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Our product candidates are considered small molecule drugs and must be approved by the FDA through the NDA process before they may be legally marketed in the United States. The process generally involves the following:

•	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with GLP;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	approval by an independent IRB, or ethics committee at each clinical trial site before each trial may be initiated;

•

performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice (GCP) requirements and other clinical trial-related regulations to establish substantial evidence of the safety and efficacy of the investigational product for each proposed indication;

•	submission to the FDA of an NDA;

•	a determination by the FDA within 60 days of its receipt of an NDA to accept the filing for review;

•

satisfactory completion of a FDA pre-approval inspection of the manufacturing facility or facilities where the drug will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	potential FDA audit of the preclinical study and/or clinical trial sites that generated the data in support of the NDA filing;

•	FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States; and

•

compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (REMS), and the potential requirement to conduct post-approval studies. The data required to support an NDA are generated in two distinct developmental stages: preclinical and clinical. The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for any current and future product candidates will be granted on a timely basis, or at all.

Preclinical studies and IND

The preclinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which support subsequent clinical testing. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin.

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB must also approve the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA. The FDA will generally accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the trial was conducted in accordance with the ethical principles contained in the Declaration of Helsinki pursuant to 21 CFR 312.120(c)(4), incorporating the 1989 version of the Declaration, or with the laws and regulations of the foreign regulatory authority where the trial was conducted, such as the EMA, whichever provides greater protection of the human subjects, and with GCP and GMP requirements, and the FDA is able to validate the data through an onsite inspection, if deemed necessary, and the practice of medicine in the foreign country is consistent with the United States.

Clinical trials in the United States generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, and may overlap.

•

Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, tolerability and safety of the drug.

•

Phase 2 clinical trials involve studies in disease-affected patients to determine the dose and dosing schedule required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy is conducted.

•

Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

•

Post-approval trials, sometimes referred to as Phase 4 clinical trials, are conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

•

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA. Sponsor is also responsible for submitting written IND safety reports, including reports of serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing that suggest a significant risk for human subjects, and any clinically significant increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

•

Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check-points based on access to certain data from the trial.

•

Concurrent with clinical trials, companies usually complete additional animal safety studies and also must develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process, as performed by the manufacturing facility, must be capable of consistently producing quality batches of our product candidates. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that our product candidates do not undergo unacceptable deterioration over their labeled shelf life.

NDA review process

Following completion of the clinical trials, data is analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of an NDA, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. In short, the NDA is a request for approval to market the drug in the United States for one or more specified indications and must contain proof of safety and efficacy for a drug.

The application must include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of FDA. FDA approval of an NDA must be obtained before a drug may be legally marketed in the United States.

Under the Prescription Drug User Fee Act (PDUFA), as amended, each NDA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for each marketed human drug. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all submitted NDAs before it accepts them for filing, and may request additional information rather than accepting the NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has 10 months, from the filing date, in which to complete its initial review of a new molecular-entity NDA and respond to the applicant, and six months from the filing date of a new molecular-entity NDA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often extended by FDA requests for additional information or clarification.

Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies and/or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

Orphan drugs

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product.

Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. However, competitors may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if a product candidate is determined to be contained within the scope of the competitor’s product for the same indication. If one of our products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.

Expedited development and review programs

The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new drugs that meet certain criteria. Specifically, new drugs are eligible for fast track designation if they are intended to treat a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. The sponsor can request the FDA to designate the product for fast track status any time before receiving NDA approval, but ideally no later than the pre-NDA meeting with the FDA.

Any product submitted to the FDA for marketing, including under a fast track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies.

A product may also be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM), which is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. FDA may withdraw drug approval or require changes to the labeled indication of the drug if confirmatory post-market trials fail to verify clinical benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug. If the FDA concludes that a drug shown to be effective can be safely used only if distribution or use is restricted, it may require such post-marketing restrictions as it deems necessary to assure safe use of the product.

Additionally, a drug may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast track designation, plus intensive guidance from the FDA to ensure an efficient drug development program. Fast track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process.

Post-approval requirements

Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record-keeping requirements, requirements to report adverse events and comply with promotion and advertising requirements, which include restrictions on promoting drugs for unapproved uses or patient populations, known as “off-label promotion,” and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the drug, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may also place other conditions on approvals including the requirement for REMS, to assure the safe use of the product. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical studies to assess new safety risks or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market, or product recalls;

•	fines, warning letters, or holds on post-approval clinical studies;

•	refusal of the FDA to approve pending applications or supplements to approved applications;

•	suspension or revocation of product approvals;
•	product seizure or detention;

•	refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

FDA regulation of companion diagnostics

A therapeutic product may rely upon an in vitro companion diagnostic for use in selecting the patients that will be more likely to respond to that therapy. If an in vitro diagnostic is essential to the safe and effective use of the therapeutic product and if the manufacturer wishes to market or distribute such diagnostic for use as a companion diagnostic, then the FDA will require separate approval or clearance of the diagnostic as a companion diagnostic to the therapeutic product. According to FDA guidance, an unapproved or uncleared companion diagnostic device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational medical device unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. The sponsor of the diagnostic device will be required to comply with the IDE regulations for clinical studies involving the investigational diagnostic device. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same clinical trial, if the trial meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the clinical trial protocol, the investigational product(s), and subjects involved, a sponsor may seek to submit an IDE alone (e.g., if the drug has already been approved by FDA and is used consistent with its approved labeling), or both an IND and an IDE.

Pursuing FDA approval/clearance of an in vitro companion diagnostic would require either a pre-market notification, also called 510(k) clearance, or a pre-market approval, or PMA, or a de novo classification for that diagnostic. The review of companion diagnostics involves coordination of review with the FDA’s Center for Devices and Radiological Health.

510(k) clearance process

To obtain 510(k) clearance, a pre-market notification is submitted to the FDA demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet required the submission of a PMA application. The FDA’s 510(k) clearance process may take three to 12 months from the date the application is submitted and filed with the FDA, but may take longer if FDA requests additional information, among other reasons. In some cases, the FDA may require clinical data to support substantial equivalence. In reviewing a pre-market notification submission, the FDA may request additional information, which may significantly prolong the review process. Notwithstanding compliance with all these requirements, clearance is never assured.

After a device receives 510(k) clearance, any subsequent modification of the device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or require a PMA. In addition, the FDA may make substantial changes to industry requirements, including which devices are eligible for 510(k) clearance, which may significantly affect the process.

De novo classification process

If a new medical device does not qualify for the 510(k) pre-market notification process because no predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III. The Food and Drug Administration Modernization Act of 1997 established a different route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification process. This process allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. The FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk and requires PMA or that general controls would be inadequate to control the risks and special controls cannot be developed.

Obtaining FDA marketing authorization, de novo down-classification, or approval for medical devices is expensive and uncertain, and may take several years, and generally requires significant scientific and clinical data.

PMA process

The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years or longer. The applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness, including information about the device and its components regarding, among other things, device design, manufacturing, and labeling. PMA applications are subject to an application fee. In addition, PMAs for medical devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes extensive testing, control, documentation, and other quality assurance and GMP requirements.

Other U.S. regulatory matters

Our current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which we research, as well as, sell, market, and distribute any products for which we obtain marketing approval. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which makes it illegal for any person, including a prescription drug or medical device manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Moreover, the Patient

•

Protection and Affordable Care Act of 2010, as amended by the health Care and Education Reconciliation Act of 2010 (collectively, the ACA), provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

•

the federal false claims, including the civil False Claims Act that can be enforced by private citizens through civil whistleblower or qui tam actions, and civil monetary penalties prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government, and/or impose exclusions from federal health care programs and/or penalties for parties who engage in such prohibited conduct;

•

the Federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations also impose obligations on covered entities such as health insurance plans, healthcare clearinghouses, and certain health care providers and their respective business associates and their covered subcontractors, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to Centers for Medicare & Medicaid Services (CMS) information regarding certain payments and other transfers of value to physicians, as defined by such law, and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members; effective January 1, 2022, such reporting obligations for payments and transfers of value made in 2021 to cover recipients will be expanded to include physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse-midwives; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, state laws that require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and require the registration of their sales representatives, state laws that require biotechnology companies to report information on the pricing of certain drug products, and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Pricing and rebate programs must also comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws. In addition, the distribution of pharmaceutical and/or medical device products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical and/or medical device products. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act as well as other applicable consumer safety requirements.

The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in significant civil, criminal and administrative penalties, including damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, injunctions, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a firm to enter into supply contracts, including government contracts.

U.S. patent-term restoration and marketing exclusivity

Depending upon the timing, duration and specifics of FDA approval of any future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND or the issue date of the patent, whichever is later, and the submission date of an NDA plus the time between the submission date of an NDA or the issue date of the patent, whichever is later, and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (ANDA), or a 505(b)(2) NDA submitted by another company for a generic version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement with respect to one or more patents listed for the drug in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations publication. The FDCA also provides three years of marketing exclusivity for a NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness or generate such data themselves.

European Union and UK drug development

In addition to regulations in the United States, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies r marketing of the product in those countries. Certain countries outside the U.S. have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. The approval process varies from country to country and the time may be longer or shorter that that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country and may require us to perform additional pre-clinical or clinical testing.

European Union drug review and approval

Pharmaceutical products in the European Union are subject to regulation under comprehensive legislation enacted by the European Commission in the European Medicinal Products Directive (Directive 2001/83/EC), as amended. Centrally authorized products are also regulated by Regulation (EC) No. 726/2004. This legislation is binding on all Member States together with ancillary legislation governing research. In the UK, the main legislative texts relating to human medicines is the Medicines Act 1968 and the Human Medicines Regulation 2012.

The European Union system for authorization of medicinal products for human use offers several routes: the centralized procedure, the decentralized procedure, and the mutual recognition procedure, as well as domestic national routes. The centralized procedure provides for the grant of a single marketing authorization that is valid for all 27 European Union Member States as well as the EEA countries of Iceland, Liechtenstein and Norway. The centralized procedure is mandatory for certain categories of investigational products, including human products containing a new active substance indicated for the treatment of certain diseases, including cancer, AIDS, diabetes and neurodegenerative illness; orphan medicinal products; and medicinal products manufactured using biotechnological processes. Applications for marketing authorization for such medicines must be submitted to the EMA, in which the Committee for Medicinal Products for Human Use (CHMP) is generally responsible for conducting the initial assessment of a product.

The decentralized and mutual recognition procedures are applicable to the majority of conventional medicinal products and are both based on the principle of recognition of a marketing authorization by one or more Member States. The decentralized procedure is available for applicants who wish to market a product in various European Union Member States where such product has not received marketing approval in any European Union Member State before. In this procedure, an application for marketing authorization is submitted simultaneously in several Member States, one of them being chosen as the “Reference Member State.” At the end of the procedure, national marketing authorizations are granted in the Reference and in the concerned Member States. The mutual recognition procedure is compulsory when a medicinal product has already received a marketing authorization in one Member State and is to be marketed in a Member State other than that in which it was first authorized. Any national marketing authorization granted by a European Union Member State's national authority can be used to support an application for its mutual recognition by other Member States. Marketing authorization applications can also be submitted directly to the Member State's national competent authority under the national route (if the centralized route is not compulsory).

The UK is no longer a member of the EU, but EU law remains applicable in Northern Ireland. There are a number of new marketing authorization routes available in the UK, Great Britain (England, Scotland and Wales) or Northern Ireland, in addition to the national procedure, which are broadly categorized as either (1) national routes (i.e.  the innovative licensing and access procedure (ILAP), the national procedure, rolling review, EC Decision Procedure (ECDP), the MR/DC reliance procedure and unfettered access from Northern Ireland); or (2) international routes (i.e. Access Consortium to market a medicine in the UK, Australia, Canada, Singapore and/or Switzerland; or the Project Orbis program for cancer treatments). The application procedure will depend on the relevant procedure chosen.

All granted centrally authorized marketing authorizations automatically became Great Britain (GB) marketing authorizations on 1 January 2021. Though there are several ways to obtain a marketing authorization for GB (and Northern Ireland) discussed above, the EDRCP is available for marketing authorizations approved under the centralized procedure. Under this procedure the UK's regulator, the MHRA, can rely on the decision of the European Commission on the approval of a new marketing authorization under centralized procedure for a period of two years from January 1, 2021 when determining an application for a GB marketing authorization. Applicants submit a letter of intent to submit an EDRCP to the MHRA at least 4 weeks before the submission of the application for the EDRCP marketing authorization application.  The marketing authorization application is submitted after receipt of the positive opinion from the CHMP.

The objective of the EMA is the comprehensive evaluation of benefit/risk profile of a new medicinal product going through the centralized procedure. This evaluation involves showing that the product has significant efficacy and safety, together with a satisfactory plan for risk management post-marketing. The CHMP is the EMA’s expert committee responsible for human medicinal products. The CHMP is responsible for conducting the initial review of centrally authorized marketing authorization applications and for assessing modifications or extensions (variations) to an existing marketing authorization. It also considers the recommendations of the Pharmacovigilance Risk Assessment Committee on the safety of medicines on the market and when necessary, recommends to the European Commission changes to a medicine’s marketing authorization, or its suspension or withdrawal from the market. The marketing authorization application is similar to the NDA in the United States. All application procedures require an application in the common technical document (CTD), which includes the submission of detailed information about the manufacturing and quality of the product, and non-clinical and clinical trial information. The main scientific principle used by the CHMP in the evaluation of medicinal products is the benefit/risk ratio based on quality, efficacy, safety, and risk management considerations. The CHMP assesses whether the data it reviews comply with the ICH-harmonized Good Practices published for GCP, GMP and good laboratory practice (GLP). The CHMP also considers whether studies concluding efficacy and safety of products have sufficient statistical power.

Marketing authorizations for the UK are submitted to the MHRA.  As the Medicinal Products Directive is transposed into domestic law, the standards of clinical efficacy, safety, chemical control and manufacture as at 31 December 2020 (the end of the transition period for the UK’s exit from the EU) are retained.  As Northern Ireland continues to apply EU law, medicines regulation for Great Britain is likely to be closely aligned with the EU for some time.

Two recent developments have been introduced which further expand the European regulatory framework: the Falsified Medicines Directive and the Pharmacovigilance Directive. The Falsified Medicines Directive obliges manufacturers of medicinal products to audit their suppliers of active substances to ensure compliance with GMP. It also introduces a new obligation on product manufacturers to inform the competent authority (e.g., ANSM) and the marketing authorization holder if they become aware that these products may be falsified, whether they are being distributed through the legitimate supply chain or by illegal means. The Pharmacovigilance Directive obliges marketing authorization holders to monitor the safety of authorized products and detect any change in their risk-benefit profile. A new pan-European clinical trial data information database has been created that will be complementary to the database established for pharmacovigilance (Regulation (EC) No 726/2004 with respect to centrally authorized medicinal products).  In addition, Commission Implementing Regulation (EU) No 520/2012 outlines the practical implications for marketing authorization holders, national competent authorities, and the EMA. Also, Commission Delegated Regulation (EU) No 357/2014 on post-authorization efficacy studies specifies the situations in which such studies may be required. Post-authorization efficacy studies may be required where concerns relating to some aspects of efficacy of the medicinal product are identified and can be resolved only after the medicinal product has been marketed, or where the understanding of the disease, the clinical methodology or the use of the medicinal product under real-life conditions indicate that previous efficacy evaluations might have to be revised significantly. Brexit will disrupt the operation of pre- and post-authorization clinical trial infrastructure. The rules around GMP and pharmacovigilance in the UK currently remain similar to the EU requirements.  However, the Falsified Medicines Directive will not apply in Great Britain though it is likely that the UK will implement a procedure to minimize the risk of falsified medicines.

Clinical trials in the European Union are regulated under European Council Directive 2001/20/EC (Clinical Trials Directive) on the implementation of GCP in the conduct of clinical trials of medicinal products for human use. The Clinical Trials Directive requires the sponsor of an investigational medicinal product to obtain a CTA, much like an IND in the United States, from the national competent authority of a European Union Member State in which the clinical trial is to be conducted. The application for CTA must satisfy detailed requirements for the protection of trial subjects including requirements relating to consent and specific rules for minors and adults unable to consent by reason of incapacity. The CTA application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the Council Directive and corresponding national laws of the Member States and further detailed in applicable guidance, including the European Commission Communication 2010/C 82/01. A clinical trial may only be commenced after an Ethics Committee has given its approval.

A sponsor of a clinical trial must also follow certain procedures, including obtaining a unique EudraCT number by entering specified relevant information in the EudraCT Community Clinical Trial System. In addition, Member States require that the manufacture and/or importation of investigational medicinal products be authorized. Sponsors of investigational medicinal products must ensure compliance with, among other things, GCP and good manufacturing practice (GMP) as well as requirements pertaining to safety reporting.

In April 2014, Regulation EU No 536/2014 (Clinical Trials Regulation) was adopted to replace the Clinical Trials Directive. The Clinical Trials Regulation is intended to simplify the current rules for clinical trial authorization and standards of performance. For instance, there will be a streamlined application procedure via a single-entry point, a European Union portal and database. The implementation of the Clinical Trials Regulation depends on confirmation of full functionality of the Clinical Trials Information System (CTIS) through an independent audit, which commenced in September 2020. The system is currently planned to go live in December 2021. The new clinical trial portal and database will be maintained by the EMA in collaboration with the European Commission and the European Union Member States. The objectives of the new Regulation include consistent rules for conducting trials throughout the European Union, consistent data standards and adverse events listing, and consistent information on the authorization status. Additionally, information on the conduct and results of each clinical trial carried out in the European Union will be made publicly available.

The main legislation that applies to clinical trials in the UK is the UK Medicines for Human Use (Clinical Trials) Regulations 2004, which transposes the Clinical Trials Directive into domestic law.  Consequently, the requirements and obligations that relate to the conduct of clinical trials in the UK currently remain largely aligned with the EU position.  A CTA will be required to conduct a clinical trial in the UK, together with Ethics Committee approval.  However, the sponsor of a clinical trial in the UK must be established in the UK or a country on an approved list currently limited to the EU Member States plus Iceland, Liechtenstein and Norway) or appoint a legal representative who is established on one of the aforementioned countries. Clinical trials should also be registered on an established international register such as ISRCTN registry or ClinicalTrials.gov.  The UK also requires the manufacture and/or importation of investigational medicinal products to be authorised.  There is no mutual recognition agreement between the UK and EU on GMP, so medicines manufactured in the UK would be subject to GMP release in the EU.

Similar to the U.S. patent term-restoration, Supplementary Protection Certificates (SPCs) serve as an extension to a patent right in Europe for up to five years. SPCs apply to specific pharmaceutical products to offset the loss of patent protection due to the lengthy testing and clinical trials these products require prior to obtaining regulatory marketing approval.

Coverage and reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, principal decisions about reimbursement for new products are typically made by CMS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, no uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis.

Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our products. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

Healthcare reform

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private third-party payors often follow Medicare coverage policy and payment limitations in setting their own payment rates.

The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the ACA substantially changed the way healthcare is financed by both the government and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. The ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the HHS Secretary as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price (AMP), to 23.1% of AMP and adding a new rebate calculation for “line extensions.” The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. Additionally, for a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer.

Since its enactment, there have been legislative and judicial efforts to repeal, replace, or change some or all of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have passed. On December 22, 2017, President Trump signed into law new federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act) which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently, eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018 (the BBA), among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare Part D drug plans. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On April 27, 2020, the United States Supreme Court reversed a federal circuit decision that previously upheld Congress’ denial of $12 billion in “risk corridor” funding. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case. The Supreme Court of the United States held oral arguments on the Fifth Circuit Court case in November 2020 and is expected to issue a decision by mid-2021. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. It is unclear how this Supreme Court decision, future litigation, and healthcare measures promulgated by the Biden administration will impact the implementation of the ACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will stay in effect through 2030 with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2021 unless additional congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. In 2020, under the Trump administration, HHS and CMS issued final rules in November and December of 2020 that were expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against HHS challenging various aspects of the rules. The Biden administration has also implemented a regulatory rule freeze for all federal agency rules that had not gone into effect as of January 20, 2021. The impact of these lawsuits as well as legislative, executive, and administrative actions of the current administration on us and the pharmaceutical industry as a whole is currently unknown. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These and other health reform measures that are implemented may have a material adverse effect on our operations.

We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could have a material and adverse effect on our business, financial condition and results of operations. It is also possible that additional governmental action will be taken to address the COVID-19 pandemic. The continuing efforts of the government, insurance companies, managed care organizations, and other payors of healthcare services and medical products to contain or reduce costs of healthcare and/or impose price controls may adversely affect the demand for our product candidates, if approved, and our ability to achieve or maintain profitability.

Employees and Human Capital

As of December 31, 2020, we had 61 full-time employees, more than half of whom hold doctorate degrees. Of these employees, 45 were engaged in research and development activities, and 16 were engaged in general and administrative activities. Substantially all of our employees are located in South San Francisco, California and San Diego, California. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Corporate Information

We were incorporated in Delaware in August 2014. Our principal executive offices are located at 240 E. Grand Avenue, 2nd Floor, South San Francisco, California 94080. Our telephone number is (650) 388-5600. Our website address is www.oricpharma.com. Information contained on the website is not incorporated by reference into this Annual Report on Form 10-K or any other filings we make with the SEC.

We may use our website (www.oricpharma.com), press releases, public conference calls, public webcasts, Twitter and LinkedIn as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. We also make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (Exchange Act). These include our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC also maintains a website that contains our SEC filings. The address for the SEC website is https://www.sec.gov.

We use the ORIC Pharmaceuticals logo and other marks as trademarks in the United States and other countries. This periodic report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this periodic report, including logos, artwork and other visual displays, may appear without the TM symbol, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

Item 1A. Risk Factors

Risk factors

You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings in evaluation our business. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

Risk factor summary

The following summarizes the most material risks that make an investment in our securities risky or speculative. If any of the following risks occur or persist, our business, financial condition, results of operations and prospects could be materially harmed and the market price of our common stock could significantly decline:

Risks related to our financial position and need for additional capital

•	our limited operating history
•	our past and anticipated future net losses
•	uncertainty related to our ability to generate revenue and achieve profitability
•	our need for substantial additional capital to finance our operations

Risks related to discovery, development and commercialization of our product candidates

•	our substantial dependence on ORIC-101
•	our challenges in discovering, developing and commercializing additional product candidates
•	limitations in regulatory approval processes and product candidate approvals
•	our clinical trials that may fail to satisfactorily demonstrate safety and efficacy
•	our product candidates that may cause significant adverse events, toxicities or other undesirable side effects
•	potentially negative clinical trial results and challenges related to FDA, EMA and other regulatory requirements
•	deficiencies in audits and verification procedures of our clinical trial data
•	adverse effects due to third parties investigating the same product candidates as us in different territories
•	potential delays or difficulties in enrollment and/or maintenance of patients in clinical trials
•	the impact of the COVID-19 pandemic on our operations
•	our inability to develop effective companion diagnostic tests for our product candidates
•	unexpected difficulties in developing ORIC-101 and other potential programs
•	profitability challenges related to our focus on developing ORIC-101 for particular indications
•	significant competition in the markets in which we operate
•	production difficulties encountered by our third-party manufacturers
•	changes in methods of product candidate manufacturing or formulation
•	market inacceptance of our product candidates in the medical community
•	limited market opportunities for ORIC-101 and other product candidates
•	our inability to augment our product pipeline through acquisitions and in-licenses
•	potential for unfavorable third-party coverage and reimbursement practices of our product candidates
•	limitations of our product liability and insurance coverage

Risks related to regulatory, legal and other compliance matters

•	difficulties in our ability to obtain regulatory approval of our product candidates
•	FDA, EMA and other regulatory authorities’ inacceptance of data from trials conducted outside their jurisdiction
•	our inability to obtain and maintain regulatory approval of our product candidates in various jurisdictions
•	burdens related to post-marketing regulatory requirements and oversight of our product candidates
•	impacts of regulatory authorities’ enforcement of laws and regulations prohibiting promotion of off-label uses
•	challenges related to FDA approval of required companion diagnostic tests
•	challenges related to our ability to obtain Fast Track designation from the FDA for our product candidates
•	limitations to our ability to obtain orphan drug designation or maintain orphan drug exclusivity for our product candidates
•	any delays or barriers to secure approval for accelerated registration pathways
•	changes to current regulations and future legislation that impact us adversely
•	inadequate funding of regulatory agencies that may hinder timely product development or commercialization
•	potential misconduct or noncompliance with regulatory standards by our employees and certain third parties
•	any potential incompliance with U.S. healthcare laws and requirements
•	any potential incompliance with environmental, health and safety laws and regulations
•	any potential incompliance with anti-bribery, anti-corruption, export, trade sanctions and import laws or regulations

Risks related to employee matters and management of our growth

•	challenges to our ability to attract and retain highly skilled executive officers and employees
•	difficulties in our ability to sell or market our product candidates
•	our potential inability to grow and manage growth of our organization
•	security or data privacy breaches of our internal systems or those of commercial third parties
•	natural disasters and other catastrophic events that may cause damage or disruption
•	investigation of two of our officers by the Securities and Exchange Commission
•	our potential inability to use our net operating losses and tax credits to offset future taxable income
•	U.S. federal income tax reform and additional effort and expenses incurred as a result
•	complexities related to international marketing of our product candidates

Risks related to intellectual property

•	challenges to our ability to protect our intellectual property and proprietary technologies
•	the potentially narrow scope of patent protection we receive
•	potential threats to our competitive advantage

•	our ability to operate without infringing intellectual property rights and claims of infringement by third parties
•	our potential inability to obtain or maintain rights to our product candidates through acquisitions and in-licenses
•	costs associated with protecting or enforcing our patents and our licensors’ patents
•	intellectual property litigation that may lead to unfavorable publicity
•	unfavorable outcomes from necessary derivation proceedings
•	patent reform legislation and related uncertainties and costs
•	changes in U.S. and international intellectual property laws and related challenges
•	claims challenging ownership of our intellectual property, including internationally
•	patent terms and access to extensions that may not adequately protect our competitive position
•	our patent protection and dependence on compliance with various regulations
•	potentially limited name recognition in our markets that depend on protection of our trademarks and trade names
•	difficulties in protecting confidentiality of our trade secrets
•	claims of wrongful disclosure of our confidential information or trade secrets
•	claims of wrongful hiring or disclosure or use of competitors’ confidential information or trade secrets
•	our product development and commercialization rights that are subject to unfavorable terms and conditions of licensors
•	potential business relationship disruptions due to failure to comply with license agreement obligations
•	our patent protection and prosecution that may be dependent on third parties
•	intellectual property discovered through government funding and potential limits on our exclusive rights

Risks related to dependence on third parties

•	our dependence on third parties for production, preclinical studies and clinical trials of our product candidates
•	acquisitions or strategic partnerships that may increase capital requirements, dilution and debt
•	failure to establish commercially reasonable collaborations
•	difficulties related to collaborations for development and commercialization of product candidates

Risks related to the securities markets and ownership of our common stock

•	market conditions and price that may limit your ability to sell our common stock
•	the volatility of our stock price
•	adverse or misleading industry analyst publications regarding our business or market
•	significant fluctuations in our operating results
•	principal stockholders and management that may exert significant control over stockholder approval matters
•	large sales of our stock that could cause our stock price to fall
•	limitations related to our status as an emerging growth company and our transition after such status
•	failure of our internal controls that could impair our ability to produce accurate financial statements
•	limitations of our disclosure controls and procedures
•	liabilities related to securities litigation
•	our intention not to pay dividends
•	provisions of our certificate of incorporation and bylaws that may prevent or delay a change in control
•	exclusive forum provisions in our bylaws that may limit stockholder ability to obtain a favorable judicial forum

Risks related to our financial position and need for additional capital

We have a limited operating history, have not initiated or completed any large-scale or pivotal clinical trials, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability.

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2014, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. In 2019, we initiated our first two Phase 1b clinical trials for our lead product candidate, ORIC-101, and have not initiated clinical trials for any other product candidate. To date, we have devoted substantially all of our resources to research and development activities, including with respect to our GR antagonist and CD73 inhibitor programs and other preclinical programs, in-licensing of external programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private placements of our convertible preferred stock and the sale of our common stock in our initial public offering (IPO) in April 2020 and our public offering in November 2020. Our net loss was $73.7 million for the year ended December 31, 2020, and as of December 31, 2020, we had an accumulated deficit of $166.4 million. Our lead product candidate, ORIC-101, is in early-stage clinical trials, and we plan on filing an investigational new drug application (IND) with the U.S. Food and Drug Administration (FDA) for our product candidate, ORIC-533, in the first half of 2021, an IND for our newly licensed product candidate, ORIC-944, in the second half of 2021, and a Clinical Trial Application (CTA) for our newly licensed product candidate, ORIC-114, in the second half of 2021. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of December 31, 2020, we had $293.6 million in cash, cash equivalents and short-term investments. In April 2020, we received $138.0 million of gross proceeds from the issuance of common stock upon the completion of our IPO. After deducting underwriting discounts and commissions and other offering expenses of $12.8 million, the net proceeds we received from our IPO were approximately $125.2 million. In November 2020, we received $133.3 million of gross proceeds from the issuance of common stock upon the completion of a follow-on offering. After deducting underwriting discounts and commissions and other offering expenses of $8.5 million, the net proceeds we received from the transaction were approximately $124.8 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investment will be sufficient to fund our operations into the second half of 2023. Our estimate as to how long we expect our existing cash, cash equivalents, and short-term investments, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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
•

addressing any delays in our clinical trials and additional costs incurred as a result of the coronavirus-19 (COVID-19) pandemic, including those resulting from preclinical study delays and adjustment to our clinical trials;

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

•	the FDA, EMA or other comparable regulatory authorities may fail to approve companion diagnostic tests that are required for our product candidates; and
•	the approval policies or regulations of the FDA, EMA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. For instance, we do not know whether ORIC-101 will perform in current or future clinical trials as ORIC-101 has performed in preclinical studies or prior clinical trials, nor do we know whether ORIC-533, ORIC-944 or ORIC-114 will perform in current or future preclinical studies or future clinical trials as they have in prior preclinical studies. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Additionally, while we are aware of several other clinical-stage GR antagonists being developed by Corcept Therapeutics, to our knowledge, there are no GR antagonists approved for the treatment of cancer and the most advanced GR antagonist in development for cancer is in a Phase 2 trial for ovarian cancer and a Phase 3 trial for metastatic pancreatic ductal adenocarcinoma. As such, the development of ORIC-101 and our stock price may be impacted by inferences, whether correct or not, that are drawn between the success of our product candidate and those of Corcept Therapeutics or other companies. Additionally, prior to our two Phase 1b trials, ORIC-101 was only studied in two Phase 1a trials in healthy volunteers. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates, or prevent regulatory approval.

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

Enrollment of patients in our clinical trials and maintaining patients in our ongoing clinical trials may be delayed or limited as our clinical trial sites limit their onsite staff or temporarily close as a result of the COVID-19 pandemic. For instance, we are aware of certain ORIC-101 clinical trial sites that had temporarily stopped or delayed enrolling new patients in response to the COVID-19 pandemic. In addition, patients may not be able to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. These factors resulting from the COVID-19 pandemic could delay the anticipated readouts from our ORIC-101 clinical trials and our regulatory submissions.

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

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China, resulting in significant disruptions to Chinese manufacturing and travel. COVID-19 has now spread to numerous other countries, including extensively within the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. As a result of measures imposed by the governments in affected regions, many commercial activities, businesses and schools have been suspended as part of quarantines and other measures intended to contain this pandemic. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business and clinical trials, including:

•

interruption of key research and discovery or other activities related to any impact of COVID-19 contraction by or transmission among our employees, including those that are essential workers and work within our laboratory;

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

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of the COVID-19 pandemic, there could be delays in the manufacturing supply chain for ORIC-101, which could delay or otherwise impact our ORIC-101 clinical program. We may also experience delays in procurement of materials for certain of our ongoing or planned studies of ORIC-533, ORIC-944 or ORIC-114 due to the pandemic, which could impact our ability to file an IND in the first half of 2021 and the second half of 2021, respectively. Additionally, certain preclinical studies for our discovery research programs are conducted by CROs or academic institutions, some of which have temporarily stopped or delayed operations in light of COVID-19. These disruptions could negatively impact the timelines of our preclinical programs. It is also likely that the disproportionate impact of COVID-19 on hospitals and clinical sites will have an impact on recruitment and retention for our clinical trials. For instance, we are aware of certain ORIC-101 clinical trial sites that have temporarily stopped or delayed enrolling new patients in response to the COVID-19 pandemic. In addition, certain of our clinical trial sites have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in our clinical trials for ORIC-101 due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic. We and our CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA on March 18, 2020 and generally, and may need to make further adjustments in the future, including adjustments based on recently issued FDA guidance on manufacturing, supply chain, and pharmaceutical product inspections; resuming normal pharmaceutical manufacturing operations; and updates on conducting clinical trials during the COVID-19 public health emergency. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While we are currently continuing our clinical trials and seeking to add new clinical trial sites, we may not be successful in adding trial sites, may experience delays in patient enrollment or in the progression of our clinical trials, may need to suspend our clinical trials, and may encounter other negative impacts to our trials, due to the effects of the COVID-19 pandemic.

The global outbreak of COVID-19 continues to rapidly evolve, with particularly significant case increases in the United States. While the extent of the impact of the current COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results.

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

In particular, there is intense competition in the field of oncology. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, universities and other research institutions. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying and in-licensing new product candidates. We expect to face competition from existing products and products in development for each of our programs. For ORIC-101, we are aware of several other clinical-stage GR antagonists being developed by Corcept Therapeutics. To our knowledge, there are no GR antagonists approved for the treatment of cancer and the most advanced GR antagonist in development for cancer is in a Phase 3 clinical trial. For ORIC-533, we are aware of several companies developing antibodies against this target, including AstraZeneca, Bristol-Myers Squibb, Novartis in collaboration with Surface Oncology, Incyte Corporation, Corvus Pharmaceuticals, Innate Pharma, Tracon Pharmaceuticals in collaboration with I-Mab Biopharma, Gilead Sciences, Akeso and Symphogen. Other companies, such as Eli Lilly and Company, Arcus Biosciences, Calithera Biosciences and Merck through its acquisition of Peloton Therapeutics, have small-molecule programs against this target. To our knowledge, only Eli Lilly has an orally available, small molecule CD73 inhibitor in a clinical trial for patients with cancer. For ORIC-944, we are aware of several companies developing inhibitors against PRC2 via EZH2 inhibition that are currently in clinical trials, including Epizyme, Constellation Pharmaceuticals, Daiichi Sankyo, Pfizer, Shanghai HaiHe Pharmaceutical and Jiangsu Hengrui Medicine Co. To our knowledge, only Novartis has an allosteric PRC2 inhibitor in a clinical trial for patients with cancer. For ORIC-114, we are aware of several companies developing inhibitors against exon 20 insertion mutations that are currently in clinical trials, including Takeda, Spectrum Pharmaceuticals, The Janssen Pharmaceutical Companies of Johnson & Johnson, Rain Therapeutics, Dizal Pharmaceuticals Co., Ltd., Cullinan Oncology and Black Diamond Therapeutics. Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources, and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in our field before we do.

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

Brexit and uncertainty in the regulatory framework as well as future legislation in the UK, European Union, and other jurisdictions can lead to disruption in the execution of international multi-center clinical trials, the monitoring of adverse events through pharmacovigilance programs, the evaluation of the benefit-risk profiles of new medicinal products, and determination of marketing authorization across different jurisdictions. Uncertainty in the regulatory framework could also result in disruption to the supply and distribution as well as the import/export both of active pharmaceutical ingredients and finished product. Such a disruption could create supply difficulties for ongoing clinical trials. The cumulative effects of the disruption to the regulatory framework, uncertainty in future regulation, and changes to existing regulations may increase our development lead time to marketing authorization and commercialization of products in the European Union and/or the United Kingdom and increase our costs. We cannot predict the impact of such changes and future regulation on our business or the results of our operations.

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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. Since its enactment, there have been legislative and judicial efforts to repeal, replace, or change some or all of the ACA. For example, various portions of the ACA have been subject to legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court. The Supreme Court held oral arguments on the Fifth Circuit Court case in November 2020 and is expected to issue a decision by mid-2021. It is unclear how this Supreme Court decision, future litigation, and healthcare measures promulgated by the Biden administration will impact the implementation of the PPACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the PPACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will stay in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2021, unless additional congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, HHS and CMS issued final rules in November and December of 2020 that were expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. The Biden administration has also implemented a regulatory rule freeze for all federal agency rules that had not gone into effect as of January 20, 2021. The impact of these lawsuits as well as legislative, executive, and administrative actions of the current administration on us and the pharmaceutical industry as a whole is currently unknown. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

Additionally, the collection and use of health data in the European Union is governed by the General Data Protection Regulation (GDPR), which extends the geographical scope of European Union data protection law to non-European Union entities under certain conditions and imposes substantial obligations upon companies and new rights for individuals. Failure to comply with the GDPR and the applicable national data protection laws of the EU Member States may result in fines up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we may process, and we may be required to put in place additional mechanisms in an effort to comply with the GDPR. This may be onerous and if our efforts to comply with GDPR or other applicable European Union laws and regulations are not successful, it could adversely affect our business in the European Union. Further, the European Court of Justice (ECJ) recently invalidated the EU-U.S. Privacy Shield, which had enabled the transfer of personal data from the EU to the U.S. for companies that had self-certified to the Privacy Shield. To the extent that we were to rely on Privacy Shield, we will not be able to do so in the future, and the ECJ’s decision otherwise may impose additional obligations with respect to the transfer of personal data from the EU to the U.S., each of which could increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the EU to the U.S.

Further, the decision of the United Kingdom (UK) to leave the EU, often referred to as Brexit, has created uncertainty regarding data protection regulation in the UK. In particular, while the UK has implemented legislation that implements and complements the GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues, aspects of data protection regulation in the UK, including with respect to cross-border data transfers, remain unclear in the medium to longer term following Brexit. The UK’s relationship with the EU may, for example, require us to implement additional safeguards relating to transfers of personal data from the EU to the UK, which may require us to incur significant costs and expenses in an effort to do so. More generally, we may incur liabilities, expenses, costs, and other operational losses under GDPR and the privacy and data protection laws of applicable EU member states and the United Kingdom in connection with any measures we take to comply with them.

Finally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA (a) allows enforcement by the California Attorney General, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation and (b) authorizes private lawsuits to recover statutory damages for certain data breaches. While it exempts some data regulated by the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and certain clinical trials data, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Some observers note that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in November 2020. The CPRA significantly modified the CCPA, which may require us to modify our practices and policies and may further increase our compliance costs and potential liability.

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

•

the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians, as defined by such law, and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, such reporting obligations for payments and transfers of value made in 2021 to covered recipients will be expanded to include physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse-midwives; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws that require the registration of pharmaceutical sales and medical representatives; state laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Additionally, the federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, and to report annually certain ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, such reporting obligations for payments and transfers of value made in 2021 to covered recipients will be expanded to include physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants and certified nurse-midwives.

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

As of December 31, 2020, we had 61 full-time employees, including 45 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our data or data that is processed or maintained on our behalf, or other assets. For example, we have received phishing attacks, and companies have experienced an increase in phishing and social engineering attacks from third parties in connection with the COVID-19 pandemic, and the increase in remote working further increases security threats. To the extent that any disruption or security breach were to result in any loss, destruction, unavailability, alteration, disclosure, or dissemination of, or damage to or unauthorized access, our applications, any other data processed or maintained on our behalf, or other assets, or for it to be believed or reported that any of these occurred, we could incur liability, financial harm and reputational damage and the development and commercialization of our product candidates could be delayed. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns or breaches in systems or other cyber incidents that cause loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our data and other data processed or maintained on our behalf or other assets that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure or dissemination of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to loss, damage, or unauthorized access to, or use, alteration, or disclosure or dissemination of, personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

Our Chief Financial Officer and Chief Business Officer have been subpoenaed for information by the Securities and Exchange Commission on a matter unrelated to ORIC.

Our Chief Financial Officer and Chief Business Officer each received subpoenas for documents and information, in their personal capacities, from the SEC in March and April 2020. The subpoenas appear to relate to an ongoing SEC investigation into the trading of securities of certain other companies. The subpoenas state that they are a part of a non-public fact-finding inquiry by the SEC and do not mean that a conclusion has been reached regarding the conduct of the individuals. Both individuals have assured us that they have not engaged in any wrongdoing with respect to the matters at issue in the SEC inquiry. We cannot predict the course of the SEC’s inquiry and its implications for us. Nor can we predict what actions, if any, the SEC or any other governmental agency may ultimately take on these matters in the future. If action were taken against one or both of these individuals, any such action will become time consuming and distracting for them, and if such action is successful, the individual or individuals could be subject to fines, penalties and the imposition of restrictive sanctions that may affect their ability to serve as officers of our company. Regardless of the outcome, these matters may result in incurrence of additional costs and diversion of management’s attention, and may create a perception of wrongdoing that could be harmful to our business or reputation.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.

Our net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our NOLs generated in tax years beginning prior to January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and therefore could expire unused. Under tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act) as amended by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. As of December 31, 2020, we had available NOL carry forwards of $130.8 million, of which $89.2 million do not expire. We also have available California NOL carryforwards of approximately $132.0 million as of December 31, 2020, which begin to expire in 2034 and are subject to limitation on use.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (Code), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in the ownership. Our ability to utilize our NOLs and certain other tax attributes could be limited by an “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

U.S. federal income tax reform could materially adversely affect our company.

On December 22, 2017, President Trump signed into law the Tax Act, which significantly revises the Code. The Tax Act, as amended by the CARES Act, among other things, reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, repeals the alternative minimum tax for corporations, limits the tax deduction for interest expense to 30% (50% for taxable years beginning in 2019 or 2020) of adjusted taxable income (except for certain small businesses), limits the deduction in taxable years beginning after December 31, 2020, for NOLs carried forward from taxable years beginning after December 31, 2017, eliminates net operating loss carrybacks for NOLs generated in taxable years beginning after December 31, 2020, and modifies or repeals many business deductions and credits. Our financial statements included elsewhere in this periodic report reflect the effects of the Tax Act based on current guidance. However, there remain uncertainties and ambiguities in the application of certain provisions of the Tax Act and, as a result, we made certain judgments and assumptions in the interpretation thereof. The U.S. Treasury Department and the Internal Revenue Service, or the IRS, may issue further guidance on how the provisions of the Tax Act will be applied or otherwise administered, which may differ from our current interpretation. In addition, the Tax Act could be subject to potential amendments and technical corrections, any of which could materially lessen or increase certain adverse impacts of the legislation on us. Additionally, the new administration in the United States and congressional decisions made in the near future may result in increased corporate tax, which may adversely impact our business.

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

Although as of December 31, 2020 we owned three and licensed one issued patents in the United States, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued or licensed patents will not be found invalid or unenforceable if challenged.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents or the patents of our licensors may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review (PGR) and inter partes review (IPR), or other similar proceedings challenging our owned or in-licensed patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights or those of our licensors, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, our patents or the patents of our licensors may become subject to post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our priority of invention or other features of patentability with respect to our patents and patent applications and those of our licensors. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications or the patents and patent applications of our licensors is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

As the biopharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of any of our product candidates, and we cannot be certain that we or our licensors were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. There is also no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Any claims of patent infringement asserted by third parties would be time consuming and could:

•	result in costly litigation that may cause negative publicity;
•	divert the time and attention of our technical personnel and management;
•	cause development delays;
•	prevent us from commercializing any of our product candidates until the asserted patent expires or is held finally invalid, not infringed, or unenforceable in a court of law;
•	require us to develop non-infringing technology, which may not be possible on a cost-effective basis;
•	subject us to significant liability to third parties; or
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

It is possible that a third party may assert a claim of patent infringement directed at any of our product candidates. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our products, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially reasonable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates, treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involve a high degree of technological and legal complexity. Therefore, obtaining and enforcing pharmaceutical patents is costly, time consuming and inherently uncertain. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be allowed or enforced in our patents, those of our licensors or in third-party patents. In addition, Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us.

For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and those of our licensors and the patents we might obtain or license in the future.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may also be subject to claims that former employees or other third parties have an ownership interest in our patents or those of our licensors or other intellectual property. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees.

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

Although as of December 31, 2020 we owned three and licensed one issued patents in the United States and pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many foreign countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or our licensors’ patents or marketing of competing products in violation of our proprietary rights. Proceedings to enforce our patent rights and those of our licensors in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents or the patents of our licensors at risk of being invalidated or interpreted narrowly and our patent applications or the patent applications of our licensors at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop, license, or obtain.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications will be due to the USPTO and various foreign patent offices at various points over the lifetime of our patents and/or patent applications and those of our licensors. We have systems in place to remind us to pay these fees, and we rely on our outside patent annuity service to pay these fees when due. Additionally, the USPTO and various foreign patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. As of December 31, 2020, we had one pending United States trademark application. Our trademark application may not result in any trademark registrations being issued, and our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

In addition, the agreements under which we license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially reasonable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

In spite of our best efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our product candidates. For example, if Mirati terminates the Mirati License Agreement, we may be required to cease our development and commercialization of licensed products directed to PRC2 and would be obligated to assign to Mirati, or grant an exclusive license to Mirati with respect to, certain of our patents, know-how and regulatory filings. Likewise, if Voronoi terminates the Voronoi License Agreement, we may be required to cease our development and commercialization of licensed products directed to epidermal growth factor receptor (EGFR, or ErbB1) and human epidermal growth factor receptor 2 (HER2, or ErbB2) with exon 20 insertion mutations and we would be obligated to grant a nonexclusive license to Voronoi under certain of our patents and know-how, and to assign to Voronoi certain of our regulatory filings. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

The patent protection and patent prosecution for some of our product candidates may be dependent on third parties.

While we normally seek to obtain the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of the patent applications and patents relating to our product candidates, there may be times when the preparation, filing, prosecution, maintenance, enforcement and defense activities for patents and patent applications relating to our product candidates are controlled by our licensors or collaboration partners. If any of our licensors or collaboration partners fail to prepare, file, prosecute, maintain, enforce, and defend such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patents covering our product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our licensors and their counsel that took place prior to the date upon which we assumed control over such activities.

Intellectual property discovered through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

Our patent applications licensed from MSKCC, which do not cover ORIC-101, any of our current product candidates or any of our discovery and research programs, have been supported through the use of U.S. government funding awarded by the National Institutes of Health and the United States Army Medical Research and Materiel Command. Although we do not currently own issued patents or pending patent applications that have been generated through the use of U.S. government funding, we may acquire or license in the future intellectual property rights that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). If the U.S. government exercised its march-in rights in our future intellectual property rights that are generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

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

If we enter into any collaboration arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations involving our product candidates would pose numerous risks to us, including the following:

•

collaborators have significant discretion in determining the efforts and resources that they will apply to, and the manner in which they perform their obligations under, these collaborations and may not perform their obligations as expected;

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

•

collaborators may rely on third parties to conduct development, manufacturing, and/or commercialization activities, and except for remedies available to us under our collaboration agreements, we have limited ability to control the conduct of such activities;

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

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk factors” section and elsewhere in this periodic report, these factors include:

•	the timing and results of preclinical studies and clinical trials of our product candidates, those conducted by third parties or those of our competitors;
•	the success of competitive products or announcements by potential competitors of their product development efforts;
•	regulatory actions with respect to our products or our competitors’ products;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	market conditions in the pharmaceutical and biotechnology sector;

•	changes in the structure of healthcare payment systems;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or our other stockholders;
•	expiration of market stand-off or lock-up agreements;
•	the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic; and
•	general economic, political, industry and market conditions, including the change of administration in the United States in 2021.

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

In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including, our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly.

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

As of December 31, 2020, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned approximately 54% of our outstanding common stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Certain holders of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price for our common stock.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report;

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

•	reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements; and

•	exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase our operating expenses. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage, particularly in light of recent cost increases related to coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

The market price of our common stock is volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. This risk is especially relevant for us because biotechnology companies have experienced significant stock price volatility in recent years and we may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in South San Francisco, California, where we lease 33,322 square feet of office, research and laboratory space, under a non-cancelable lease that expires in May 2022 with an option to renew for an additional five-year term. We also lease office space and research and development space in San Diego, California under a short-term lease arrangement. We believe that these existing facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of our business. We are not currently a party to any material litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Our Common Stock

Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “ORIC.” since April 24, 2020. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of December 31, 2020, there were approximately 46 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements and contractual restrictions of then-existing debt instruments, and other factors that our board of directors deems relevant.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, except to the extent that we specifically incorporate this information by reference therein, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on April 24, 2020 (the first day of trading of our common stock with a closing price on that date of $25.77) and its relative performance is tracked through December 31, 2020. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

The Registration Statements on Form S-1 (File Nos. 333-236792 and 333-237814) were declared effective by the SEC for our IPO of common stock on April 23, 2020. We started trading on the Nasdaq Global Select Market on April 24, 2020. In connection with our IPO, we sold an aggregate of 8,625,000 shares of common stock at a public offering price of $16.00 per share, including 1,125,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. The underwriters for our IPO were J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Jefferies LLC, and Guggenheim Securities, LLC. The aggregate gross proceeds received by the Company from the offering, excluding underwriting discounts and commissions and offering expenses, were $138.0 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

The Registration Statements on Form S-1 (File Nos. 333-250001 and 333-250053) were declared effective by the SEC for our follow-on offering of common stock on November 12, 2020. In connection with our follow-on offering, we sold an aggregate of 5,796,000 shares of common stock at a public offering price of $23.00 per share, including 756,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. The underwriters for our follow-on offering were J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Jefferies LLC, Guggenheim Securities, LLC and Oppenheimer & Co. Inc. The aggregate gross proceeds received by the Company from the offering, excluding underwriting discounts and commissions and offering expenses was $133.3 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

There has been no material change in the planned use of proceeds from our public offerings as described in our final prospectuses filed with the SEC pursuant to Rule 424(b)(4) on April 24, 2020 and November 13, 2020. We invested the funds received in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

The following tables summarize our selected financial data for the periods and as of the dates indicated. We derived our statement of operations data for the years ended December 31, 2020, 2019, and 2018, and the balance sheet data as of December 31, 2020, 2019, and 2018, from our audited financial statements and related notes. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the following selected financial data in conjunction with our financial statements and the related notes appearing elsewhere in this report and the information in the section titled and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(In thousands, except per share data)	Years Ended December 31,
Statement of operations data:	2020	2019	2018
Operating expenses:
Research and development	$35,921	$22,844	$19,026
Acquired in-process research and development	24,843	—	—
General and administrative	13,422	5,725	3,345
Total operating expenses	74,186	28,569	22,371
Loss from operations	(74,186)	(28,569)	(22,371)
Other income:
Interest income, net	306	1,397	775
Other income	177	289	233
Total other income	483	1,686	1,008
Net loss	$(73,703)	$(26,883)	$(21,363)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(31)	—	—
Comprehensive loss	$(73,734)	$(26,883)	$(21,363)
Net loss per share, basic and diluted	$(3.36)	$(14.15)	$(12.32)
Weighted-average shares outstanding, basic and diluted	21,942,476	1,899,348	1,734,115

(In thousands)	December 31,
Balance sheet data:	2020	2019	2018
Cash and cash equivalents	$78,446	$89,159	$42,636
Short-term investments	215,154	—	—
Total assets	298,997	94,093	46,734
Accrued liabilities	8,245	5,202	2,150
Total liabilities	9,221	6,119	3,894
Convertible preferred stock	—	178,058	107,266
Accumulated deficit	(166,393)	(92,690)	(65,807)
Total stockholders' equity (deficit)	289,776	(90,084)	(64,426)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the section entitled “Selected Financial Data” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk factors” included elsewhere in this report.

Overview

ORIC Pharmaceuticals is a clinical-stage biopharmaceutical company dedicated to improving patients’ lives by Overcoming Resistance In Cancer.

Our fully integrated discovery and development team is advancing a diverse pipeline of innovative therapies designed to counter resistance mechanisms in cancer by leveraging our expertise within three specific areas: hormone-dependent cancers, precision oncology and key tumor dependencies. Our lead product candidate, ORIC-101, builds upon a legacy of successful drug development by our founders in the field of nuclear hormone receptors and their efforts to elucidate the cause of resistance to the groundbreaking prostate cancer therapies that they had developed. ORIC-101 is a potent and selective small molecule antagonist of the glucocorticoid receptor (GR), which has been linked to resistance to multiple classes of cancer therapeutics across a variety of solid tumors. In 2019, we initiated two separate Phase 1b trials of ORIC-101 in combination with (1) Xtandi (enzalutamide) in metastatic prostate cancer and (2) Abraxane (nab-paclitaxel) in advanced or metastatic solid tumors. In December 2020, we selected the recommend Phase 2 dose (RP2D) and initiated the dose expansion portion of the Phase 1b trial of ORIC-101 in combination with nab-paclitaxel and we expect to report interim safety, efficacy, and translational data from this trial in the first half of 2021. In January 2021, we selected the RP2D and initiated the dose expansion portion of the Phase 1b trial of ORIC-101 in combination with enzalutamide and we expect to report interim safety, efficacy, and translational data from this trial in the second half of 2021. Our other product candidates include (1) ORIC-533, an orally bioavailable small molecule inhibitor of CD73, a key node in the adenosine pathway believed to play a central role in resistance to chemotherapy- and immunotherapy-based treatment regimens, (2) ORIC-944, an allosteric inhibitor of the polycomb repressive complex 2 (PRC2) via the embryonic ectoderm development (EED) subunit, for which we licensed development and commercialization rights from Mirati Therapeutics, Inc. (Mirati) in August 2020 (Mirati License Agreement) and (3) ORIC-114, a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target epidermal growth factor receptor (EGFR) and human epidermal growth factor receptor 2 (HER2) with high potency towards exon 20 insertion mutations, for which we licensed development and commercialization rights from Voronoi, Inc. (Voronoi) in October 2020 (Voronoi License Agreement). We expect to file an investigational new drug application (IND) with the U.S. Food and Drug Administration (FDA) for ORIC-533 in the first half of 2021, an IND for ORIC-944 in the second half of 2021 and a Clinical Trial Application (CTA) for ORIC-114 in the second half of 2021. Beyond these product candidates, we are developing multiple precision medicines targeting other hallmark cancer resistance mechanisms.

Since our inception in 2014, we have devoted substantially all of our resources to research and development activities, including with respect to our GR antagonist and CD73 inhibitor programs and other preclinical programs, in-licensing of external programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

We have incurred significant losses since the commencement of our operations. Our net loss for the year ended December 31, 2020 was $73.7 million and we had an accumulated deficit of $166.4 million as of December 31, 2020. Our losses and accumulated deficit have resulted primarily from costs incurred in connection with research and development activities including in-licensing and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we anticipate these losses will increase significantly as we continue our development of ORIC-101, ORIC-533, ORIC-944, ORIC-114 and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

On April 28, 2020, we completed our IPO of our common stock. In connection with our IPO, we issued and sold 8,625,000 shares of our common stock, including 1,125,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $16.00 per share resulting in gross proceeds of $138.0 million. After deducting underwriting discounts and commissions and other offering expenses of $12.8 million, the net proceeds we received from our IPO were approximately $125.2 million.

On November 17, 2020, we completed a public offering of our common stock. In connection with this offering, we issued and sold 5,796,000 shares of our common stock, including 756,000 associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $23.00 per share resulting in gross proceeds of $133.3 million before deducting underwriting discounts and commissions and estimated offering expenses. After deducting underwriting discounts and commissions and other offering expenses of $8.5 million, the net proceeds we received from the transaction were approximately $124.8 million.

In the third and fourth quarter of 2020, we entered into license agreements with Mirati and Voronoi, respectively. As consideration for the license granted under the Mirati License Agreement, we issued to Mirati 588,235 shares of our common stock in August 2020. The number of shares issued were based on a price of $34.00 per share, representing a premium of 10% to the 60-day trailing volume weighted average trading price of our common stock. As consideration for the license granted under the Voronoi License Agreement, we made a one-time $5.0 million cash payment in November 2020 and issued 283,259 shares of our common stock to Voronoi in October 2020. The number of shares issued were based on a price of $28.24 per share, representing a premium of 25% to the 30-day trailing volume weighted average trading price of our common stock. For a further description of these license agreements and related stock issuances, please refer to the “Business – Our collaboration and license agreements” and “Item 8 – Notes to Financial Statements” sections in the Annual Report on Form 10-K.

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

Total Other Income

Interest income, net primarily consists of interest income generated from our investments in interest-bearing money market accounts and marketable securities. Other income historically had consisted of rental income from the sub-leasing of a portion of our office space in South San Francisco, California. In August 2020, this sublease expired and we reclaimed the space at that time.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the year ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019	Increase/(Decrease)
Operating expenses:
Research and development	$35,921	$22,844	$13,077
Acquired in-process research and development	24,843	—	24,843
General and administrative	13,422	5,725	7,697
Total operating expenses	74,186	28,569	45,617
Loss from operations	(74,186)	(28,569)	(45,617)

Total other income	483	1,686	(1,203)

Net loss	$(73,703)	$(26,883)	$(46,820)

Research and Development Expenses

Research and development expenses were $35.9 million for the year ended December 31, 2020 compared to $22.8 million for the year ended December 31, 2019, an increase of $13.1 million. This increase was primarily driven by $9.0 million of additional external costs primarily related to the continued advancement of our ORIC-101 program and our exploratory programs. Further, we incurred an additional $4.1 million in personnel costs, of which $1.5 million was non-cash stock-based compensation, for the year ended December 31, 2020 as compared to the same period in 2019.

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

The following table summarizes our external and internal costs for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019	Increase
External costs:
ORIC-101	$8,036	$4,636	$3,400
Preclinical and other unallocated costs	14,287	8,689	5,598
Total external costs	22,323	13,325	8,998
Internal costs	13,598	9,519	4,079
Total research and development expenses	$35,921	$22,844	$13,077

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

Acquired In-Process Research and Development Expenses

In August 2020, we acquired the rights to certain patents, patent applications and know-how from Mirati under the Mirati License Agreement. As consideration for the asset rights, we issued to Mirati 588,235 shares of our common stock, valued at approximately $13.0 million based upon the closing price of our common stock on the acquisition date.

In October 2020, we also acquired the rights to certain patent applications and know-how from Voronoi under the Voronoi License Agreement. As consideration for the asset rights, we made an up-front cash payment to Voronoi of $5.0 million and issued to Voronoi 283,259 shares of the Company’s common stock issued, valued at approximately $6.8 million based upon the closing price of our common stock on the acquisition date.

As the assets licensed from Mirati and Voronoi were in early development at the time they were acquired, we concluded that there was no alternative future use for the assets and recorded the value of the asset rights acquired of $13.0 million and $11.8 million, from Mirati and Voronoi, respectively, to acquired in-process research and development at the closing of transactions, resulting in a total charge of $24.8 million for the year ended December 31, 2020.

General and Administrative Expenses

General and administrative expenses were $13.4 million for the year ended December 31, 2020 compared to $5.7 million for the same period in 2019, an increase of $7.7 million. This increase was primarily due to $4.5 million higher personnel costs, including additional non-cash stock-based compensation of $2.6 million to support the growth of our company, and higher professional services and related costs to operate as a public company.

Total Other Income

Total other income for the year ended December 31, 2020 was $0.5 million, compared to $1.7 million for the same period in 2019, a decrease of $1.2 million. This decrease was primarily due to a reduction in the interest income we earned on our cash reserves as a result of lower average interest rates in 2020 as compared to 2019.

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2019	2018	Increase
Operating expenses:
Research and development	$22,844	$19,026	$3,818
General and administrative	5,725	3,345	2,380
Total operating expenses	28,569	22,371	6,198
Loss from operations	(28,569)	(22,371)	(6,198)

Total other income	1,686	1,008	678

Net loss	$(26,883)	$(21,363)	$(5,520)

Research and Development Expenses

Research and development expenses were $22.8 million for the year ended December 31, 2019 compared to $19.0 million for the year ended December 31, 2018, an increase of $3.8 million. This increase was driven primarily by $2.6 million higher personnel costs related to the addition of a clinical development team and $1.2 million of external costs driven by progression of the ORIC-101 trials and ORIC-533 preclinical development.

The following table summarizes our external costs and internal costs for the years ended December 31, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2019	2018	Increase
External costs:
ORIC-101	$4,636	$4,365	$271
Preclinical and other unallocated costs	8,689	7,754	935
Total external costs	13,325	12,119	1,206
Internal costs	9,519	6,907	2,612
Total research and development expenses	$22,844	$19,026	$3,818

General and Administrative Expenses

General and administrative expenses were $5.7 million for the year ended December 31, 2019 compared to $3.3 million for the year ended December 31, 2018, an increase of $2.4 million. The increase was primarily due to higher personnel costs related to hiring of additional employees and higher professional services.

Total Other Income

Total other income was $1.7 million for the year ended December 31, 2019 compared to $1.0 million for the year ended December 31, 2018, an increase of $0.7 million. This increase was primarily attributable to interest income as a result of higher cash balances from the Series C and Series D convertible preferred stock financings in 2019.

Liquidity and Capital Resources

Sources of Liquidity

On April 28, 2020, we completed our IPO. In connection with our IPO, we issued and sold 8,625,000 shares of our common stock at a price to the public of $16.00 per share resulting in gross proceeds of $138.0 million before deducting underwriting discounts and commissions and other offering expenses.

On November 17, 2020, we completed follow-on offering of our common stock. In connection with our follow-on offering, we issued and sold 5,796,000 shares of our common stock at a price to the public of $23.00 per share, resulting in gross proceeds of $133.3 million before deducting underwriting discounts and commissions and other offering expenses.

Prior to our IPO, we funded our operations primarily with proceeds from the sale of convertible preferred stock resulting in total net proceeds of approximately $178.1 million.

Future Funding Requirements

To date, we have not generated any revenue. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if at all, that will occur. We will continue to require substantial additional capital to develop our product candidates and fund operations for the foreseeable future. Moreover, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the development of and seek regulatory approvals for our product candidates. Further, we are subject to all the risks incident in the development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. Our expenses will increase if, and as, we:

•	advance our product candidates through preclinical and clinical development;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	seek to discover and develop additional product candidates;
•

establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval and intend to commercialize on our own or jointly;

•

expand our operational, financial and management systems and increase personnel, including personnel to support our development, manufacturing and commercialization efforts and our operations as a public company;

•	maintain, expand, protect and enforce our intellectual property portfolio; and
•	acquire or in-license other product candidates and technologies.

We expect our current cash, cash equivalents and short-term investments will be sufficient to fund our current operating plan into the second half of 2023. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts.

We have based our projections of operating capital requirements on our current operating plan, which is based on several assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on many factors, including:

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•	the costs of manufacturing commercial-grade products and sufficient inventory to support commercial launch;
•	the revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;
•	the cost and timing of hiring new employees to support our continued growth;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the ability to establish and maintain collaborations on favorable terms, if at all;
•	the extent to which we acquire or in-license other product candidates and technologies; and
•	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any.

A change in the outcome of any of these or other factors with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. Furthermore, our operating plan may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plan.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash used in operating activities	$(45,268)	$(23,533)	$(20,683)
Net cash used in investing activities	(215,959)	(768)	(508)
Net cash provided by financing activities	250,514	70,824	38,008
Net (decrease) increase in cash and cash equivalents	$(10,713)	$46,523	$16,817

Operating Activities

Net cash used in operating activities during the year ended December 31, 2020 of $45.3 million was primarily attributable to our net loss of $73.7 million, adjusted for addbacks for non-cash expenses of $26.4 million, which includes stock-based compensation of $5.3 million, depreciation of $1.0 million and non-cash stock consideration in acquisitions of $19.8 million and a net increase in working capital of $2.0 million.

Net cash used in operating activities during the year ended December 31, 2019 of $23.5 million was primarily attributable to our net loss of $26.9 million, adjusted for addbacks for non-cash expenses of $2.1 million, which includes stock-based compensation of $1.1 million and depreciation of $1.0 million and a net increase in working capital of $1.2 million.

Net cash used in operating activities during the year ended December 31, 2018 of $20.7 million was primarily attributable to our net loss of $21.4 million, adjusted for addbacks for non-cash expenses of $1.4 million, which includes stock-based compensation of $0.5 million and depreciation of $0.9 million and a net decrease in working capital of $0.7 million.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2020 of $216.0 million was primarily attributable to purchases of investments.

Net cash used in investing activities during the year ended December 31, 2019 of $0.8 million was primarily attributable to purchases of property and equipment.

Net cash used in investing activities during the year ended December 31, 2018 of $0.5 million was primarily attributable to purchases of property and equipment, partially offset by proceeds from notes receivable.

Financing Activities

Net cash provided by financing activities was $250.5 million for year ended December 31, 2020, primarily consisting of net proceeds received from our IPO in April 2020 and net proceeds from our follow-on offering in November 2020.

Net cash provided by financing activities during the year ended December 31, 2019 was $70.9 million, primarily consisting of proceeds generated from the sale of shares of Series C and Series D convertible preferred stock, net of issuance costs.

Net cash provided by financing activities during the year ended December 31, 2018 was $38.0 million, primarily consisting of proceeds of $37.9 million generated from the sale of shares of Series C convertible preferred stock, net of issuance costs, and proceeds of $0.1 million from the issuance of common stock upon the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2020 (in thousands):

Payments due by period
		Less			More
		than	1 to 3	4 to 5	than
	Total	1 year	years	years	5 years

Operating lease obligations(1)	$2,628	$1,942	$686	—	—

(1)

Reflects minimum payments due for offices and laboratory space in South San Francisco, California and San Diego, California leased under operating leases that expire in May 2022 and December 2021, respectively.

We lease certain office and lab space in South San Francisco, California under a non-cancelable operating lease, with a five-year term through May 2022 with an option to renew for an additional five-year term.

In March 2019, we entered into a lease agreement for office space in San Diego, California under a non-cancelable operating lease with a 13-month term. In October 2019, the lease was amended to increase the office space and extend the lease term until May 2021 and in November 2020, the lease was amended to extend the lease term until December 31, 2021. The minimum payments due under the amended lease total $0.2 million over the lease term.

Rent expense is recorded on a straight-line basis over the terms of the respective leases. Total rent expense was $1.4 million for the year ended December 31, 2020 and $1.3 million for both of the years ended December 31, 2019 and 2018.

In addition, we have entered into contracts in the normal course of business with CROs, CMOs and other third parties for preclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice and, as a result, are not included in the table of contractual obligations and commitments above. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation. We have entered into agreements with certain vendors for the provision of goods and services, which includes manufacturing services with CMOs and development services with CROs. These agreements may include certain provisions for purchase obligations and termination obligations that could require payments for the cancellation of committed purchase obligations or for early termination of the agreements. The amount of the cancellation or termination payments vary and are based on the timing of the cancellation or termination and the specific terms of the agreement.

Off-Balance Sheet Arrangements

We do not currently have, nor did we have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC, during the periods presented.

Critical Accounting Policies and Significant Judgements and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, expenses, and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses. Actual results may differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our audited financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate research and development costs incurred during the period, which impacts the amount of accrued expenses and prepaid balances related to such costs as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel and service providers to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced.

Research and development costs are expensed in the periods in which they are incurred. External costs consist primarily of payments to outside consultants, third-party CROs, CMOs, clinical trial sites and central laboratories in connection with our discovery and preclinical activities, process development, manufacturing and clinical development activities. External costs also include laboratory supplies as well as allocated facilities, depreciation and other expenses. External expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers or our estimate of the level of service that has been performed at each reporting date. We allocate external costs by program, clinical or preclinical. Internal costs consist primary of employee-related costs including salaries, related benefits and stock-based compensation expense for employees engaged in research and development functions. We do not allocate internal costs by program because these costs are deployed across multiple programs and, as such, are not separately classified.

We make estimates of accrued expenses as of each balance sheet date based on facts and circumstances known at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by vendors in connection with research and development activities for which we have not yet been invoiced.

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee, officer, director and non-employee stock option grants, estimated in accordance with the applicable accounting guidance, recognized on a straight-line basis over the vesting period. The vesting period generally approximates the expected service period of the awards. We recognize forfeitures as they occur.

The fair value of stock options is estimated using a Black-Scholes-Merton valuation model on the date of grant. The Black-Scholes-Merton option-pricing model requires inputs based on certain highly subjective assumptions. Changes to these assumptions can materially affect the fair value of stock options and ultimately the amount of stock-based compensation expense recognized in our financial statements. These assumptions include:

Fair value of common stock—Prior to our IPO, as there had been no public market for our common stock, the fair value of our common stock was determined by our board of directors primarily based on valuations of our common stock prepared by a third-party valuation firm using the option pricing method (OPM) and a hybrid method of OPM and the probability-weighted expected return method (PWERM) with discounts for lack of marketability and potential liquidation events in periods through August 2019, and PWERM beginning in November 2019. Subsequent to our IPO, the fair value of our common stock is determined based upon the closing market price on the date of grant.

Risk-free interest rate—The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of our stock options.

Expected volatility—Due to our limited operating history and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

Expected term—The expected term represents the period that the stock-based awards are expected to be outstanding. We have opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option, which is generally 10 years.

Expected dividend yield—To date, we have not issued any dividends and do not expect to issue dividends over the life of the options and therefore have estimated the dividend yield to be zero.

The assumptions underlying these valuations represent our board’s and management’s best estimates, which involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our audited financial statements.

Emerging Growth Company Status

Section 107 of the JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition time to comply with new or revised accounting standards as applicable to public companies. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company and (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing the income we receive without significantly increasing risk. To achieve this objective, we may invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years, in accordance with an investment policy approved by our audit committee. Some of the financial instruments that we invest in could be subject to market risk, meaning that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include a variety of securities, including money market funds, government debt securities and commercial paper, all with various maturity dates. As of December 31, 2020, we had cash equivalents and short-term investments of $293.6 million, consisting of interest-bearing money market funds and securities issued by the U.S. Treasury. Due to the nature of our cash equivalents and short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
ORIC Pharmaceuticals, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ORIC Pharmaceuticals, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

San Diego, California
March 23, 2021

ORIC PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$78,446	$89,159
Short-term investments	215,154	—
Prepaid expenses and other current assets	3,097	840
Total current assets	296,697	89,999

Property and equipment, net	1,981	2,241
Other assets	319	1,853
Total assets	$298,997	$94,093

Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$757	$152
Accrued liabilities	8,245	5,202
Total current liabilities	9,002	5,354

Deferred rent - long term	219	765
Total liabilities	9,221	6,119

Commitments and contingencies (Note 11)
Convertible preferred stock:
Convertible preferred stock, $0.0001 par value; no shares and 20,348,788 shares authorized at December 31, 2020 and December 31, 2019, respectively; no shares and 19,278,606 issued and outstanding at December 31, 2020 and December 31, 2019, respectively; aggregate liquidation preference of $0 and $178,058 at December 31, 2020 and December 31, 2019, respectively	—	178,058
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 200,000,000 shares and no shares authorized at December 31, 2020 and December 31, 2019, respectively; no shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares and 26,750,000 shares authorized at December 31, 2020 and December 31, 2019, respectively; 36,672,415 shares and 1,984,222 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	4	—
Additional paid-in capital	456,196	2,606
Accumulated deficit	(166,393)	(92,690)
Accumulated other comprehensive loss	(31)	—
Total stockholders' equity (deficit)	289,776	(90,084)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$298,997	$94,093

See accompanying notes to financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018
Operating expenses:
Research and development	$35,921	$22,844	$19,026
Acquired in-process research and development	24,843	—	—
General and administrative	13,422	5,725	3,345
Total operating expenses	74,186	28,569	22,371
Loss from operations	(74,186)	(28,569)	(22,371)

Other income:
Interest income, net	306	1,397	775
Other income	177	289	233
Total other income	483	1,686	1,008
Net loss	$(73,703)	$(26,883)	$(21,363)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(31)	—	—
Comprehensive loss	$(73,734)	$(26,883)	$(21,363)
Net loss per share, basic and diluted	$(3.36)	$(14.15)	$(12.32)
Weighted-average shares outstanding, basic and diluted	21,942,476	1,899,348	1,734,115

See accompanying notes to financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balance at January 1, 2018	10,612,499	$69,337	1,672,087	$—	$833	$(44,444)	$—	$(43,611)
Issuance of Series C preferred stock, net of issuance costs of $198	3,177,271	37,929	—	—	—	—	—	—
Exercise of common stock options	—	—	130,047	—	79	—	—	79
Stock-based compensation expense	—	—	—	—	469	—	—	469
Net loss	—	—	—	—	—	(21,363)		(21,363)
Balance at December 31, 2018	13,789,770	$107,266	1,802,134	$—	$1,381	$(65,807)	$—	$(64,426)
Issuance of Series C and D preferred stock net of issuance costs of $135	5,488,836	70,792	—	—	—	—	—	—
Exercise of common stock options	—	—	182,088	—	131	—	—	131
Stock-based compensation expense	—	—	—	—	1,094	—	—	1,094
Net loss	—	—	—	—	—	(26,883)		(26,883)
Balance at December 31, 2019	19,278,606	$178,058	1,984,222	$—	$2,606	$(92,690)	$—	$(90,084)
Initial public offering of common stock	—	—	8,625,000	1	137,999	—	—	138,000
Issuance costs associated with initial public offering of common stock	—	—	—	—	(12,790)	—	—	(12,790)
Conversion to common stock	(19,278,606)	(178,058)	19,278,606	2	178,056	—	—	178,058
Public offering of common stock	—	—	5,796,000	1	133,307	—	—	133,308
Issuance costs associated with public offering of common stock	—	—	—	—	(8,546)	—	—	(8,546)
Issuance of common stock related to acquired-in- process research and development	—	—	871,494	—	19,843	—	—	19,843
Exercise of common stock options	—	—	117,093	—	443	—	—	443
Stock-based compensation expense	—	—	—	—	5,278	—	—	5,278
Net loss	—	—	—	—	—	(73,703)	—	(73,703)
Other comprehensive loss	—	—	—	—	—	—	(31)	(31)
Balance at December 31, 2020	—	$—	36,672,415	$4	$456,196	$(166,393)	$(31)	$289,776

See accompanying notes to financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(73,703)	$(26,883)	$(21,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	970	1,028	903
Stock-based compensation expense	5,278	1,094	469
Non-cash stock consideration, acquisition	19,843	—	—
Loss on fixed asset disposals	—	8	15
Amortization of discount on investments, net	299	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,258)	234	(297)
Accounts payable and accrued other liabilities	4,303	986	(410)
Net cash used in operating activities	(45,268)	(23,533)	(20,683)

Cash flows from investing activities:
Acquisitions of property and equipment	(667)	(768)	(525)
Purchases of investments	(225,485)	—	—
Sales and maturities of investments	10,000	—	—
Proceeds from notes receivable	193	—	17
Net cash used in investing activities	(215,959)	(768)	(508)

Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to initial public offering	138,000	—	—
Issuance costs associated with initial public offering	(12,691)	(99)	—
Proceeds from issuance of common stock pursuant to public offering	133,308	—	—
Issuance costs associated with public offering	(8,546)	—	—
Proceeds from issuance of preferred stock, net of issuance costs	—	70,792	37,929
Proceeds from stock option exercises	443	131	79
Net cash provided by financing activities	250,514	70,824	38,008

Net (decrease) increase in cash and cash equivalents	(10,713)	46,523	16,817

Cash and cash equivalents, beginning of period	89,159	42,636	25,819
Cash and cash equivalents, end of period	$78,446	$89,159	$42,636

Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$178,058	—	—
Amounts accrued for purchase of property and equipment	$43	—	—
Unpaid deferred financing costs	—	$1,244	—

See accompanying notes to financial statements.

ORIC PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Description of the Business

ORIC Pharmaceuticals, Inc. (ORIC or the Company) is a clinical-stage biopharmaceutical company dedicated to improving patients’ lives by Overcoming Resistance In Cancer. The Company was incorporated in Delaware in August 2014 and has offices in South San Francisco and San Diego, California. The Company’s principal operations are in the United States and the Company operates in one segment.

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

As of December 31, 2020, the Company had an accumulated deficit of $166.4 million. Through December 31, 2020, all of the Company’s financial support has been provided by  proceeds from the issuance of common stock and from the sale of convertible preferred stock.

As the Company continues its expansion, it may seek additional financing and/or strategic investments, however, there can be no assurance that any additional financing or strategic investments will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans and/or certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. The accompanying financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern. Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date of the issuance of these financial statements.

Initial Public Offering and Related Transaction

On April 28, 2020, the Company completed an initial public offering (IPO) selling 8,625,000 shares of common stock, which included the full exercise by the underwriters of their option to purchase up to 1,125,000 additional shares, at a price of $16.00 per share resulting in gross proceeds of $138.0 million. After deducting underwriting discounts and commissions and other offering expenses related to the IPO of $12.8 million, the net proceeds to the Company from the transaction were $125.2 million. In connection with the IPO, all shares of convertible preferred stock outstanding at the time of the IPO converted into 19,278,606 shares of common stock. On April 21, 2020, the Company amended its certificate of incorporation to effect a one-for-four reverse stock split of its issued and outstanding common and convertible preferred stock. The accompanying financial statements and related notes give retroactive effect, where applicable, to the reverse stock split.

Secondary Public Offering

On November 17, 2020, the Company completed a secondary public offering selling 5,796,000 shares of common stock, which includes the full exercise by the underwriters of their option to purchase up to 756,000 additional shares, at a price of $23.00 per share, resulting in gross proceeds of $133.3 million. After deducting underwriting discounts and commissions and other offering expenses related to the secondary public offering of approximately $8.5 million, the net proceeds to the Company from the transaction were $124.8 million.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The accompanying financial statements include all known adjustments necessary for a fair presentation of the results as required by GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the year ended December 31, 2020 are not necessarily indicative of future results, particularly in light of the novel coronavirus (COVID-19) and its impact on domestic and global economies. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and physical distancing guidelines. Accordingly, businesses have adjusted, reduced or suspended operating activities. Beginning the week of March 16, 2020, the majority of the Company’s workforce began working from home. Disruptions caused by the COVID-19 pandemic, including the effects of the stay-at-home orders and work-from-home policies, have impacted productivity, have resulted in increased operational expenses, certain adjustments to the operations of the Company’s clinical trials, the temporary suspension of enrollment of new patients at certain of the Company’s clinical trial sites, and delays in certain supply chain activities and collecting and analyzing data from patients in the Company’s clinical trials, and may further disrupt the business and delay the development programs and regulatory timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct business in the ordinary course. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of the clinical trials and other related business activities.

In the third quarter of 2020, the Company began reporting deferred offering costs within other assets on its balance sheets. To conform to current presentation, the Company included $1.3 million of deferred financing costs at December 31, 2019 in other assets. This reclassification had no effect on the Company’s total assets, net loss or stockholders’ equity (deficit) as previously reported.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash, cash equivalents and short-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash, cash equivalents and short-term investments that are recorded on its balance sheets. The Company mitigates its risk by investing in high-grade instruments and limiting the concentration in any one issuer, which limits its exposure.

Fair Value of Financial Instruments

The accounting guidance defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

The carrying amounts of cash, cash equivalents and short-term investments, prepaid expenses, accounts payable and accrued liabilities are reasonable estimates of their fair value because of the short nature of these items.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less at the time of purchase that are readily convertible into cash as cash equivalents. These investments may include money market funds, securities issued by U.S. Government agencies, corporate debt securities and commercial paper.

Investments

All investments have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Investments with contractual maturities less than 12 months at the balance sheet date are considered short-term investments. Those investments with contractual maturities 12 months or greater at the balance sheet date are considered long-term investments. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). The Company reviews its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in statements of operations, whereas if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive income (loss).

Property and Equipment

Property and equipment, which consist of lab equipment, leasehold improvements, computer hardware and software, and furniture and fixtures, are stated at historical cost less accumulated depreciation. Depreciation is recognized on a straight-line basis over the estimated useful lives of the related assets, which are generally three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimate useful life of the asset.

Impairment of Property and Equipment

The Company accounts for the impairment of long-lived assets by reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted-cash-flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. The Company did not recognize impairment losses for the years ended December 31, 2020, 2019 and 2018.

Deferred Rent

Deferred rent consists of the difference between cash payments and the recognition of rent expense on a straight-line basis for the office facilities over the terms of the leases. The Company’s leased office facilities provide for fixed increases in minimum annual rent payments. The total amount of rent payments due over the lease term are being charged to rent expense ratably over the life of the leases.

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

Research and development costs are expensed in the period in which they are incurred. External costs consist primarily of payments to outside consultants, third-party CROs, CMOs, clinical trial sites and central laboratories in connection with the Company’s discovery and preclinical activities, process development, clinical manufacturing and clinical development activities. External expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers or its estimate of the level of service that has been performed at each reporting date. The Company allocates external costs by program, clinical or preclinical. Internal costs consist primary of employee-related costs, laboratory supplies, facilities, depreciation and costs related to compliance with regulatory requirements. The Company does not allocate internal costs by program because these costs are deployed across multiple programs and, as such, are not separately classified.

The Company makes estimates of accrued expenses as of each balance sheet date based on facts and circumstances known at that time. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary. The significant estimates in its accrued research and development expenses include the costs incurred for services performed by vendors in connection with research and development activities for which the Company has not yet been invoiced.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

As of December 31, 2020 and 2019, the Company maintained valuation allowances against its deferred tax assets as the Company concluded it had not met the “more likely than not” to be realized threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes would result in a change in the estimated annual effective tax rate.

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee, officer, director and non-employee stock option grants, estimated in accordance with the applicable accounting guidance, recognized on a ratable straight-line basis over the vesting period. The vesting period generally approximates the expected service period of the awards. The Company recognizes forfeitures as they occur.

The fair value of stock options is estimated using a Black-Scholes Merton valuation model on the date of grant. This method requires certain assumptions be used as inputs, such as the fair value of the underlying common stock, a risk-free interest rate, expected volatility of the Company’s common stock, expected term of the option before exercise and expected dividend yield. Options granted have a maximum contractual term of ten years.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on investments and foreign currency gains and losses. The unrealized losses on available for sale investments represent the only component of other comprehensive loss that is excluded from the reported net loss.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts).

	Years Ended December 31,
	2020	2019	2018
Numerator
Net loss	$(73,703)	$(26,883)	$(21,363)
Denominator
Weighted average shares outstanding used in computing net loss per share, basic and diluted	21,942,476	1,899,348	1,734,115
Net loss per share, basic and diluted	$(3.36)	$(14.15)	$(12.32)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	December 31,
	2020	2019	2018
Options to purchase common stock	3,996,174	2,683,441	1,854,886
Convertible preferred stock	—	19,278,606	13,789,770
Total	3,996,174	21,962,047	15,644,656

Recently Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) under its accounting standard codifications (ASC) or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

In December 2019, the FASB issued ASU No 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. The amendments in ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. For emerging growth companies (EGCs), the standard is effective for fiscal years beginning after December 15, 2021. The Company early adopted the new standard in 2020 and the adoption of the standard did not have a material impact on the Company’s current financial position, results of operations or financial statement disclosures.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. ASC 842 provides a lessee with an option to not account for leases with a term of 12 month or less as leases in the scope of the new standard. ASC 842 supersedes the previous leases standard, ASC 840 Leases. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. As amended by ASU No. 2020-05, for all other entities, this ASU is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU No. 2016-02 is effective for the Company for the year ended December 31, 2022, and all interim periods within. In July 2018, the FASB issued supplemental adoption guidance and clarification to ASC 842 within ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. ASU No. 2018-11 provides another transition method in addition to the existing modified retrospective transition method by allowing entities to initially apply the new leasing standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. The Company is currently evaluating the impact the adoption of these ASUs will have on financial statements and related disclosures. The Company expects to recognize a right-of-use asset and corresponding lease liability on its balance sheets for its real estate operating leases upon adoption. See Note 11 for more information related to the Company’s lease obligations, which are presented on an undiscounted basis therein.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (ASC 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The guidance is effective for public business entities for annual periods beginning after December 15, 2019, including interim periods within those years. For all other entities, the standard is effective for annual periods beginning after December 15, 2022 and interim periods, therein. Early adoption is permitted. Since the Company has elected to use the extended transition period under the JOBS Act available to EGCs, the ASU is effective for the Company for fiscal years beginning after December 15, 2022. The Company expects to adopt the new standard in the first quarter of 2021, using the modified retrospective approach. The Company currently does not expect the adoption to have a material impact on its financial statements.

3. License Agreements

Mirati License Agreement

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

Unless earlier terminated, the Mirati License Agreement will continue in effect on a country-by-country and licensed product-by-licensed product basis until the later of (a) the expiration of the last valid claim of a licensed patent covering such licensed product in such country or (b) ten years after the first commercial sale of such licensed product in such country. Following the expiration of the Mirati License Agreement, the Company will retain its licenses under the intellectual property Mirati licensed to it on a royalty-free basis. ORIC and Mirati may each terminate the Mirati License Agreement if the other party materially breaches the terms of such agreement, subject to specified notice and cure provisions, or enters into bankruptcy or insolvency proceedings. Mirati may terminate the agreement if the Company challenges any of the patent rights licensed to the Company by Mirati or it discontinues development of licensed products for a specified period of time. The Company also has the right to terminate the Mirati License Agreement without cause by providing prior notice to Mirati.

The Company’s financial obligation under the Mirati License Agreement was comprised of an upfront payment of 588,235 shares of ORIC common stock, valued at approximately $13.0 million based upon the closing price of the Company’s common stock on the acquisition date. The number of shares issued was based on a price of $34.00 per share, representing a premium of 10% to the 60-day trailing volume-weighted average trading price of the Company’s common stock. The shares were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering. During the eighteen-month period following the date of the agreement, Mirati is subject to certain transfer restrictions, and the parties agreed to negotiate and enter into a registration rights agreement, with respect to the shares. The Company is not obligated to pay Mirati milestones or royalties.

The Company recorded the transaction as an asset purchase as management concluded that all of the value received was related to a single identifiable asset. Further, as the asset was in early development at the time the license was acquired, the Company concluded that there was no alternative future use for the asset and recorded a charge at the closing of the transaction for the full $13.0 million value assigned to the shares issued in connection with Mirati License Agreement.  This non-cash charge was recorded as acquired in-process research and development expense in the statements of operations and comprehensive loss for the year ended December 31, 2020.

Voronoi License Agreement

On October 19, 2020, the Company entered into a license agreement (Voronoi License Agreement) with Voronoi Inc. (Voronoi). The Voronoi License Agreement gives the Company access to Voronoi’s preclinical stage EGFR and HER2 exon 20 insertion mutation program, including a lead product candidate now designated as ORIC-114. Under the Voronoi License Agreement, Voronoi granted the Company an exclusive, sublicensable license under Voronoi’s rights to certain patent applications directed to certain small molecule compounds that bind to EGFR and HER2 with one or more exon 20 insertion mutations and certain related know-how, in each case, to develop and commercialize certain licensed compounds and licensed products incorporating any such compound worldwide (other than in the People’s Republic of China, Hong Kong, Macau and Taiwan) (the ORIC Territory). Under the Voronoi License Agreement, the Company is wholly responsible for development and commercialization of licensed products in the ORIC Territory. In addition, the Company is obligated to use commercially reasonable efforts to develop and commercialize at least one licensed product in certain major markets in the ORIC Territory.

The Company’s financial obligations under the Voronoi License Agreement included an upfront payment comprised of a $5.0 million cash payment and the issuance to Voronoi of 283,259 shares of the Company’s common stock, valued at approximately $6.8 million, issued pursuant to a stock issuance agreement (Stock Agreement) entered into between the parties on October 19, 2020. The number of shares issued pursuant to the Stock Agreement was based on a price of $28.24 per share, representing a premium of 25% to the 30-day trailing volume weighted average trading price of the Company’s common stock. The shares were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

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

The Company recorded the transaction as an asset purchase as management concluded that all of the value received was related to a specific identifiable asset related to EGFR and HER2. Further, as the asset was in early development at the time the license was acquired, the Company concluded that there was no alternative future use for the asset and recorded a charge of $11.8 million at the closing of the transaction which consisted of the $5.0 million cash payment plus the $6.8 million value assigned to the shares issued in connection with Voronoi License Agreement. This charge was recorded as acquired in-process research and development expense in the statements of operations and comprehensive loss for the year ended December 31, 2020. The charge was also reflected within cash flows from operating activities, with the $5.0 million cash payment included in net loss and the $6.8 million associated with the shares issued as an adjustment to reconcile net loss to net cash used in operating activities.

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Lab equipment	$4,396	$3,748
Leasehold improvements	1,710	1,710
Computer hardware and software	220	158
Furniture and fixtures	140	140
Total property and equipment, gross	6,466	5,756
Less accumulated depreciation	(4,485)	(3,515)
Total property and equipment, net	$1,981	$2,241

Depreciation expense for the years ended December 31, 2020 and 2019 was $1.0 million for both years and $0.9 million for the year ended December 31, 2018.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued compensation	$3,723	$1,883
Accrued clinical and manufacturing costs	3,072	963
Other accruals	904	617
Deferred rent - short-term	546	495
Accrued deferred financing costs	—	1,244
Total accrued liabilities	$8,245	$5,202

6. Short-Term Investments

The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. In accordance with the Company’s investment policy, it has invested funds in available-for-sale securities as of December 31, 2020. The Company had no investments at December 31, 2019.

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at December 31, 2020 consisted of the following (in thousands):

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$215,185	$—	$(31)	$215,154
Total	$215,185	$—	$(31)	$215,154

The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. At December 31, 2020, there were 18 securities in unrealized loss positions. These securities have not been in a continuous loss position for more than 12 months. Further, the Company does not generally intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis which may be at maturity. As such, the Company has classified these losses as temporary in nature.

None of the Company’s available-for-sale investments had maturities of greater than 12 months at December 31, 2020. The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of December 31, 2020.

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

The carrying amounts of the Company’s interest receivable, included in prepaid expenses and other current assets, accounts payable and accrued liabilities are generally considered to be representative of their fair value because of the short-term nature of these instruments. The Company’s investments, which may include money market funds and available-for-sale investment securities consisting of U.S. treasury securities, and high-quality, marketable debt instruments of corporations and government sponsored enterprises, are measured at fair value in accordance with the fair value hierarchy.

Following are the major categories of assets measured at fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands):

	Fair Value Measurement at End of Period Using:
	Fair Value	Quoted Market Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2020
Money market funds (1)	$78,446	$78,446	$—	$—	$78,446
U.S. treasury securities	215,154	215,154	—	—	215,154
Total	$293,600	$293,600	$—	$—	293,600
At December 31, 2019
Money market funds (1)	$88,159	$88,159	$—	$—	$88,159

(1)	Included in cash and cash equivalents in accompanying balance sheets.

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

As of December 31, 2020, there were 1,430,368 shares available for future issuance under the 2020 Plan.

The following table summarizes the option activity for the year ended December 31, 2020:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	2,683,441	$3.75
Granted	1,599,409	17.86
Exercised	(117,093)	4.11
Forfeited and cancelled	(169,583)	12.96
Outstanding at December 31, 2020	3,996,174	$9.03	8.5	$99,107
Exercisable at December 31, 2020	1,249,351	$3.07	7.8	$38,465

The total intrinsic value of options exercised was $2.7 million, $0.1 million and $0 for the years ended December 31, 2020, 2019 and 2018, respectively.

Certain stock options granted under the Company’s 2014 Plan provided option holders the ability to early exercise their stock options prior to vesting. The shares of common stock granted from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding or issued until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying balance sheets and will be transferred into common stock and additional paid-in capital as the shares vest. As of December 31, 2020, 2019 and 2018, there were 6,072 shares, 29,579 shares and 121,794 shares subject to repurchase by the Company, respectively. As of December 31, 2020 and 2019, the Company recorded less than $0.1 million of liabilities associated with shares issued with repurchase rights.

Employee Stock Purchase Plan

In February 2020, the Company’s Board of Directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (ESPP). The ESPP became effective in connection with the Company’s IPO however no offering period or purchase period under the ESPP will begin unless and until otherwise determined by the Company’s Board of Directors. A total of 290,000 shares of common stock were reserved for future issuance under the ESPP. Further, the number of shares of common stock available for issuance under the ESPP will automatically increase on the first day of each fiscal year following the fiscal year in which the first offering period under the ESPP commences in an amount equal to the lessor of (1) 500,000 shares, (2) 1% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (3) such other amount as determined by the Company’s Board of Directors. As of December 31, 2020, no shares had been issued pursuant to the ESPP and there were no active offering periods or purchase periods.

Stock-Based Compensation Expense

Stock options are valued using the Black-Scholes Merton option pricing model on the date of grant. This option pricing model involves a number of estimates, including the expected lives of the stock options, the Company’s anticipated stock volatility and interest rates. Stock-based compensation expense is recognized using the straight-line method over the vesting period. Forfeitures are recognized as they occur.

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

The fair value of stock option awards to employees, executives, directors, and other service providers was estimated at the date of grant using the Black-Scholes Merton option pricing model with the following assumptions.

	Years Ended December 31,
	2020	2019	2018
Stock price	$16.00 - $35.92	$1.60 - $9.16	$1.60
Risk-free interest rate	3.17% - 5.59%	1.4% - 2.6%	2.7% - 3.0%
Expected volatility	88.01% - 95.11%	77% - 104%	93% - 98%
Expected term (in years)	5.50 - 6.08	6.10	6.01 - 6.10
Expected dividend yield	0%	0%	0%

The weighted-average grant-date fair value of options granted was $12.99, $5.01 and $1.41 for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company recognized stock-based compensation expense of $5.3 million, $1.1 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. No stock-based compensation expense has been recognized as of December 31, 2020, pursuant to the Company’s ESPP. The total unrecognized compensation expense related to outstanding unvested stock-based awards as of December 31, 2020, 2019 and 2018 was $20.6 million, $6.9 million and $2.3 million, respectively, which is expected to be recognized over a weighted-average remaining service period of 2.7 years for 2020 and 3.4 years for both year 2019 and 2018, respectively.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations and comprehensive loss for stock options for the periods presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
Research and development	$2,025	$476	$110
General and administrative	3,253	618	359
Total stock-based compensation expense	$5,278	$1,094	$469

10. Income Tax

Significant components of the Company’s provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate were as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Statutory rate	$(15,478)	$(5,647)	$(4,487)
State tax	(5,158)	(2,351)	(1,465)
Other permanent items	(280)	17	(15)
Research and development credit	—	(692)	(663)
Change in valuation allowance	20,916	8,673	6,536
Impact of Tax Cuts and Jobs Act	—	—	—
Stock-based compensation	—	—	94
Provisions for income taxes	—	—	—

Significant components of the Company’s deferred taxes were as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Deferred tax assets:
Net operating loss carryforward	$36,740	$24,380	$17,353
Research and development credits	3,319	3,319	2,147
Deferred rent	214	353	491
Accruals and other	2,636	771	255
Intangible	6,836	—	—
Gross deferred tax assets	49,745	28,823	20,246
Less valuation allowance	(49,507)	(28,583)	(19,910)
Total deferred tax assets	238	240	336

Deferred tax liabilities:
Fixed assets	(238)	(240)	(336)
Net deferred tax assets	—	—	—

A valuation allowance of $49.5 million at December 31, 2020 has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. The valuation allowance increased by $20.9 million during the year ended December 31, 2020.

As of December 31, 2020, the Company had available net operating loss (NOL) carryforwards of $130.8 million. Of the $130.8 million of NOL carryforwards, $41.6 million begin to expire in 2034 and $89.2 million do not expire. The Company also has available California NOL carryforwards of approximately $132.0 million as of December 31, 2020, which begin to expire in 2034.

Pursuant to Sections 382 and 383 of the Internal Revenue Code (IRC), annual use of the Company’s NOL and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock, which on its own or combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership.

Upon the occurrence of an ownership change under Section 382 as outlined above, utilization of the Company’s NOL and research and development credit carryforwards are subject to an annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, which could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. The Company has not completed an analysis to determine if such an ownership change has occurred.

The Company recognizes liabilities for uncertain tax positions based in a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes that it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcome of examinations by tax authorities in determining the adequacy of its provision for income taxes.

As of December 31, 2020, the Company had gross unrecognized tax benefits of $0.8 million, none of which would affect the effective tax rate if recognized. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months. The Company’s policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. The Company had no accrual for interest or penalties on its balance sheets at December 31, 2020 and has not recognized interest and/or penalties in its statement of operations for the year ended December 31, 2020.

The Company is subject to taxation in the United States and California. The Company is not currently under examination by any taxing authorities. Due to the carryover of tax attributes, the statute of limitations is currently open for tax years since inception.

11. Commitments and Contingencies

Operating Leases

The Company leases certain office and lab space in South San Francisco, California under a non-cancelable operating lease, with a term through May 2022, and an option to renew for an additional five-year term.

In March 2019, the Company entered into a lease agreement for office space in San Diego, California under a non-cancelable operating lease with a 13-month term. In October 2019, the lease was amended to increase the office space and extend the term until May 2021. The lease was further amended in November 2020 to extend the lease term until December 2021.

Rent expense is recorded on a straight-line basis over the term of the respective lease. Total rent expense was $1.4 million for the year ended December 31, 2020 and $1.3 million for both the years ended December 31, 2019 and 2018.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2020 were as follows (in thousands):

Operating Leases
Year ending December 31,
2021	$1,942
2022	686
2023	—
2024	—
Total minimum lease payments	$2,628

Litigation

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company believes there is no threatened litigation or litigation pending that could have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

12. Employee Benefit Plan

The Company has a defined-contribution 401(k) plan for employees. Employees are eligible to participate in the plan beginning on the first day of the month following date of hire. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation and the Company has the option to make a discretionary match as determined by the Company’s Board of Directors, within prescribed limits. There were no employer contributions to the plan during the years ended December 31, 2020, 2019 or 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2020, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2020, and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2020, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2020, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2020, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2020, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1)	Financial Statements

The financial statements of ORIC Pharmaceuticals, Inc. are filed as part of this report on Form 10-K under Item 8. Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules

All other schedules have been omitted because they are not required, not inapplicable, or the required information is included in the financial statements or notes thereto.

(3)	Exhibits

The documents listed in the Exhibit Index are incorporated by reference or are filed with this report, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39269	3.1	4/28/20

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39269	3.1	4/28/20

4.1	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated June 4, 2019	S-1	333-236792	4.1	2/28/20

4.2	Specimen Common Stock Certificate of The Registrant	S-1/A	333-236792	4.2	4/20/20

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-236792	10.1	2/28/20

10.2+	2014 Equity Incentive Plan, as amended, and forms of agreement thereunder	S-1	333-236792	10.2	2/28/20

10.3+	2020 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-236792	10.3	4/20/20

10.4+	2020 Employee Stock Purchase Plan and forms of agreements thereunder	S-1/A	333-236792	10.4	4/20/20

10.5+	Employment Letter between the Registrant and Jacob M. Chacko, M.D.	S-1	333-236792	10.5	2/28/20

10.6+	Employment Letter between the Registrant and Pratik Multani, M.D.	S-1	333-236792	10.6	2/28/20

10.7+	Employment Letter between the Registrant and Dominic Piscitelli	S-1	333-236792	10.7	2/28/20

10.8+	Executive Incentive Compensation Plan	S-1	333-236792	10.8	2/28/20

10.9+	Change in Control and Severance Policy	S-1	333-236792	10.9	2/28/20

10.10+	Outside Director Compensation Policy	S-1/A	333-236792

10.11	Lease between the Registrant and Britannia Pointe Grand Limited Partnership, dated June 5, 2015	S-1	333-236792	10.11	2/28/20

23.1	Consent of Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicated management contract or compensatory plan.
*

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIC Pharmaceuticals, Inc.

Date: March 23, 2021	By:	/s/ Jacob M. Chacko
Jacob M. Chacko, M.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jacob M. Chacko, M.D. and Dominic Piscitelli as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and substitution, for him or her and in his or her name, place, and stead, in any and all capacities (including his capacity as a director and/or officer of ORIC Pharmaceuticals, Inc.) to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they, he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or their, his, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jacob M. Chacko	President and Chief Executive Officer	March 23, 2021
Jacob M. Chacko, M.D.

/s/ Dominic Piscitelli	Chief Financial Officer	March 23, 2021
Dominic Piscitelli

/s/ Richard Heyman	Chair of the Board of Directors	March 23, 2021
Richard Heyman, Ph.D.

/s/ Mardi Dier	Director	March 23, 2021
Mardi Dier

/s/ Carl Gordon	Director	March 23, 2021
Carl Gordon, Ph.D., C.F.A.

/s/ Lori Kunkel	Director	March 23, 2021
Lori Kunkel, M.D.

/s/ Richard Scheller	Director	March 23, 2021
Richard Scheller, Ph. D.

/s/ Peter Svennilson	Director	March 23, 2021
Peter Svennilson