Form 10-Q
period 2021-03-31
Oric Pharmaceuticals, Inc.
filed 2021-05-06
CIK 1796280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of April 30, 2021, the registrant had 36,696,216 shares of common stock, $0.0001 par value per share, outstanding.

i

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

ORIC PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$104,208	$78,446
Short-term investments	173,933	215,154
Prepaid expenses and other current assets	1,960	3,097
Total current assets	280,101	296,697

Property and equipment, net	1,969	1,981
Other assets	1,890	319
Total assets	$283,960	$298,997

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$606	$757
Accrued liabilities	7,070	8,245
Total current liabilities	7,676	9,002

Other long-term liabilities	209	219
Total liabilities	7,885	9,221

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2021 and December 31, 2020; 36,690,826 shares and 36,672,415 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	458,956	456,196
Accumulated deficit	(182,902)	(166,393)
Accumulated other comprehensive gain (loss)	17	(31)
Total stockholders' equity	276,075	289,776
Total liabilities and stockholders' equity	$283,960	$298,997

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$11,697	$7,254
General and administrative	4,856	1,925
Total operating expenses	16,553	9,179
Loss from operations	(16,553)	(9,179)

Other income:
Interest income, net	44	241
Other income	—	66
Total other income	44	307
Net loss	$(16,509)	$(8,872)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	48	—
Comprehensive loss	$(16,461)	$(8,872)
Net loss per share, basic and diluted	$(0.45)	$(4.46)
Weighted-average shares outstanding, basic and diluted	36,679,684	1,988,861

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2020	—	$—	36,672,415	$4	$456,196	$(166,393)	$(31)	$289,776
Exercise of common stock options	—	—	18,411	—	16	—	—	16
Stock-based compensation expense	—	—	—	—	2,744	—	—	2,744
Net loss	—	—	—	—	—	(16,509)	48	(16,461)
Balance at March 31, 2021	—	$—	36,690,826	$4	$458,956	$(182,902)	$17	$276,075

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance at December 31, 2019	19,278,606	$178,058	1,984,222	$—	$2,606	$(92,690)	$—	$(90,084)
Exercise of common stock options	—	—	13,433	—	12	—	—	12
Stock-based compensation expense	—	—	—	—	527	—	—	527
Net loss	—	—	—	—	—	(8,872)	—	(8,872)
Balance at March 31, 2020	19,278,606	$178,058	1,997,655	$—	$3,145	$(101,562)	$—	$(98,417)

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(16,509)	$(8,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	229	250
Stock-based compensation expense	2,744	527
Amortization of discount on investments, net	441	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,432	53
Accounts payable and accrued other liabilities	(3,238)	(237)
Net cash used in operating activities	(14,901)	(8,279)

Cash flows from investing activities:
Acquisitions of property and equipment	(182)	(4)
Purchases of investments	(25,171)	—
Sales and maturities of investments	66,000	—
Proceeds from notes receivable	—	193
Net cash provided by investing activities	40,647	189

Cash flows from financing activities:
Payment of deferred offering costs	—	(1,639)
Proceeds from stock option exercises	16	12
Net cash provided by (used in) financing activities	16	(1,627)

Net increase (decrease) in cash and cash equivalents	25,762	(9,717)

Cash and cash equivalents, beginning of period	78,446	89,159
Cash and cash equivalents, end of period	$104,208	$79,442

Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for purchase of property and equipment	$78	$101
Unpaid deferred offering costs	$—	$675

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

As of March 31, 2021, the Company had an accumulated deficit of $182.9 million. Through March 31, 2021, all of the Company’s financial support has been provided by proceeds from the issuance of common stock and from the sale of convertible preferred stock.

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

Secondary Public Offering

On November 17, 2020, the Company completed a secondary public offering selling 5,796,000 shares of common stock, which included the full exercise by the underwriters of their option to purchase up to 756,000 additional shares, at a price of $23.00 per share, resulting in gross proceeds of $133.3 million. After deducting underwriting discounts and commissions and other offering expenses related to the secondary public offering of approximately $8.5 million, the net proceeds to the Company from the transaction were $124.8 million.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP, have been omitted. The accompanying unaudited financial statements include all known adjustments necessary for a fair presentation of the results as required by GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the three months ended March 31, 2021 are not necessarily indicative of future results, particularly in light of the novel coronavirus (COVID-19) and its impact on domestic and global economies. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and physical distancing guidelines. Accordingly, businesses have adjusted, reduced or suspended operating activities. Beginning the week of March 16, 2020, the majority of the Company’s workforce began working from home. Disruptions caused by the COVID-19 pandemic, including the effects of the stay-at-home orders and work-from-home policies, have impacted productivity, have resulted in increased operational expenses, certain adjustments to the operations of the Company’s clinical trials, the temporary suspension of enrollment of new patients at certain of the Company’s clinical trial sites, and delays in certain supply chain activities and collecting and analyzing data from patients in the Company’s clinical trials, and may further disrupt the business and delay the development programs and regulatory timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct business in the ordinary course. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of the clinical trials and other related business activities.

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K filed with the SEC. Furthermore, the Company’s significant accounting policies are disclosed in the audited financial statements for the periods ended December 31, 2020 and 2019, included in the Company’s Annual Report on Form 10-K. Since the date of those financial statements, there have been no changes to its significant accounting policies, except as noted below.

Recently Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) under its accounting standard codifications (ASC) or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. ASC 842 provides a lessee with an option to not account for leases with a term of 12 months or less as leases in the scope of the new standard. ASC 842 supersedes the previous leases standard, ASC 840 Leases. ASC 842 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued supplemental adoption guidance and clarification to ASC 842 within ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. ASU No. 2018-11 provides another transition method in addition to the existing modified retrospective transition method by allowing entities to initially apply the new leasing standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. On January 1, 2021, the Company early adopted ASC 842 using the modified retrospective approach. Accordingly, prior period financial information and disclosures have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under the previous lease standard. In addition, the Company elected the package of practical expedients available for existing contracts, which allowed it to carry forward historical assessments of lease identification, lease classification, and initial direct costs. As a result of adopting ASC 842, the Company recognized right-of-use assets and lease liabilities of $1.7 million and $2.5 million, respectively, on January 1, 2021, which are related to our facility operating leases (Note 9). The difference between the right-of-use assets and lease liabilities is primarily attributed to the elimination of deferred rent and unamortized lease incentives. There was no adjustment to the opening balance of accumulated deficit as a result of the adoption of ASC 842.

The Company determines if an arrangement is or contains a lease at inception. The Company’s operating leases with an initial term greater than one year are included in operating lease right-of-use assets, operating lease liabilities and operating lease liabilities, less current portion, which are included in other assets, accrued liabilities and other long-term liabilities, respectively, on our balance sheet at March 31, 2021. Right-of-use assets represent the right to use an underlying asset during the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date, based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate which represents an estimated rate of interest that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date.

The Company’s operating leases may include options to extend the lease which are included in the lease term when it is reasonably certain that we will exercise a renewal option. Operating lease expense is recognized on a straight-line basis over the expected lease term.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (ASC 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The guidance is effective for public business entities for annual periods beginning after December 15, 2019, including interim periods within those years. For all other entities, the standard is effective for annual periods beginning after December 15, 2022 and interim periods, therein. Early adoption is permitted. The Company early adopted the new standard in the first quarter of 2021, using the modified retrospective approach. The adoption did not have a material impact on its financial statements.

In accordance with ASU 2016-13, the Company will no longer evaluate whether its available-for-sale debt securities in an unrealized loss position are other than temporarily impaired. Instead, the Company will assess whether such unrealized loss positions are credit-related. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss).

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

The Company recorded the transaction as an asset purchase as management concluded that all of the value received was related to a single identifiable asset. Further, as the asset was in early development at the time the license was acquired, the Company concluded that there was no alternative future use for the asset and recorded a charge to acquired in process research and development at the closing of the transaction in August 2020 for the full $13.0 million value assigned to the shares issued in connection with Mirati License Agreement.

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

The Company recorded the transaction as an asset purchase as management concluded that all of the value received was related to a specific identifiable asset related to EGFR and HER2. Further, as the asset was in early development at the time the license was acquired, the Company concluded that there was no alternative future use for the asset and recorded a charge to acquired in process research and development expense of $11.8 million at the closing of the transaction in October 2020, which consisted of the $5.0 million cash payment plus the $6.8 million value assigned to the shares issued in connection with Voronoi License Agreement.

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Lab equipment	$4,612	$4,396
Leasehold improvements	1,710	1,710
Computer hardware and software	220	220
Furniture and fixtures	141	140
Total property and equipment, gross	6,683	6,466
Less accumulated depreciation	(4,714)	(4,485)
Total property and equipment, net	$1,969	$1,981

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued clinical and manufacturing costs	$2,213	$3,072
Lease liabilities - short-term	1,855	—
Accrued compensation	1,686	3,723
Other accruals	1,316	904
Deferred rent - short-term	—	546
Total accrued liabilities	$7,070	$8,245

6. Short-Term Investments

The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. In accordance with the Company’s investment policy, it has invested funds in available-for-sale securities as of March 31, 2021 and December 31, 2020.

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

At March 31, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$173,916	$17	$—	$173,933
Total	$173,916	$17	$—	$173,933
At December 31, 2020
U.S. treasury securities	$215,185	$—	$(31)	$215,154
Total	$215,185	$—	$(31)	$215,154

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

None of the Company’s available-for-sale investments had maturities of greater than 12 months at March 31, 2021 and December 31, 2020. The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of March 31, 2021 and December 31, 2020.

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

Following are the major categories of assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurement at End of Period Using:
	Fair Value	Quoted Market Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2021
Money market funds (1)	$104,208	$104,208	$—	$—	$104,208
U.S. treasury securities	173,933	173,933	—	—	173,933
Total	$278,141	$278,141	$—	$—	$278,141
At December 31, 2020
Money market funds (1)	$78,446	$78,446	$—	$—	$78,446
U.S. treasury securities	215,154	215,154	—	—	215,154
Total	$293,600	$293,600	$—	$—	$293,600

(1)	Included in cash and cash equivalents in accompanying balance sheets.

No transfers between levels occurred during either of the reporting periods presented.

8. Equity Incentive Plans and Stock-Based Compensation

As of March 31, 2021, there were 2,174,521 shares available for future issuance under the 2020 Equity Incentive Plan.

The following table summarizes the option activity for the three months ended March 31, 2021:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	3,996,174	$9.03	8.5	$99,107
Granted	1,105,667	29.90
Exercised	(18,411)	0.80
Forfeited and cancelled	(16,200)	19.06
Outstanding at March 31, 2021	5,067,230	$13.58	8.6	$62,225
Exercisable at March 31, 2021	1,419,764	$3.51	7.6	$29,883

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	5,067,230	2,658,953
Convertible preferred stock	—	19,278,606
Total	5,067,230	21,937,559

Stock-Based Compensation Expense

The fair value of stock option awards to employees, executives, directors, and other service providers was estimated at the date of grant using the Black-Scholes Merton option pricing model with the following assumptions:

	Three Months Ended March 31,
	2021	2020
Stock price	$29.83 - $35.67	—
Risk-free interest rate	0.6% - 0.9%	—
Expected volatility	88.38% - 88.43%	—
Expected term (in years)	6.08	—
Expected dividend yield	—	—

The total unrecognized compensation expense related to outstanding unvested stock-based awards as of March 31, 2021, was $41.8 million, which is expected to be recognized over a weighted-average remaining service period of 2.93 years.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations and comprehensive loss for stock options for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$1,067	$273
General and administrative	1,677	254
Total stock-based compensation expense	$2,744	$527

9. Commitments and Contingencies

Operating Leases

The Company leases certain office and lab space in South San Francisco, California under a non-cancelable operating lease, with a term through May 2022, and an option to renew for an additional five-year term. The optional renewal term was not considered in the Company’s right-of-use and lease liability.

In March 2019, the Company entered into a lease agreement for office space in San Diego, California under a non-cancelable operating lease with a 13-month term. In October 2019, the lease was amended to increase the office space and extend the term until May 2021. The lease was further amended in November 2020 to extend the lease term until December 2021.

The operating lease right-of-use assets and liabilities on the Company’s balance sheet for the period ended March 31, 2021 related to the Company’s facility leases. Upon adoption of ASC 842, facilities leases were classified as operating leases which resulted in recording right-of-use assets and lease liabilities of approximately $1.7 million and $2.5 million, respectively, as of January 1, 2021. The right-of-use assets are recorded on the balance sheet in other assets. The lease liabilities amount was included in other current liabilities and long-term operating lease liabilities for approximately $1.9 million and $0.6 million, respectively.

Certain of our facility leases require us to pay property taxes, insurance and common area maintenance. While these payments are not included as part of our lease liabilities, they are recognized as variable lease cost in the period they are incurred.

Operating lease costs under all operating leases including office spaces for the three months ended March 31, 2021 was approximately $0.3 million. Cash paid for all operating leases for the three months ended March 31, 2021 was $0.5 million. The weighted average discount rate used was 8.2%. The weighted-average remaining lease term for all operating leases was 1.06 years.

Future lease payments of operating lease liabilities as of March 31, 2021 were as follows (in thousands):

Operating Leases
2021 remaining 9 months	$1,464
2022	686
Total minimum lease payments	2,150
Less: interest	85
Present value of lease liabilities	$2,065

Future minimum lease payments under non-cancelable operating leases as of December 31, 2020 were as follows (in thousands):

Year ending December 31,	Operating Leases
2021	$1,942
2022	686
Total minimum lease payments	$2,628

Litigation

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company believes there is no threatened litigation or litigation pending that could have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and our audited financial statements and notes thereto as of and for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on March 23, 2021. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk factors” included elsewhere in this report.

Overview

ORIC Pharmaceuticals is a clinical-stage biopharmaceutical company dedicated to improving patients’ lives by Overcoming Resistance In Cancer.

Our fully integrated discovery and development team is advancing a diverse pipeline of innovative therapies designed to counter resistance mechanisms in cancer by leveraging our expertise within three specific areas: hormone-dependent cancers, precision oncology and key tumor dependencies. Our lead product candidate, ORIC-101, builds upon a legacy of successful drug development by our founders in the field of nuclear hormone receptors and their efforts to elucidate the cause of resistance to the groundbreaking prostate cancer therapies that they had developed. ORIC-101 is a potent and selective small molecule antagonist of the glucocorticoid receptor (GR), which has been linked to resistance to multiple classes of cancer therapeutics across a variety of solid tumors. In 2019, we initiated two separate Phase 1b trials of ORIC-101 in combination with (1) Xtandi (enzalutamide) in metastatic prostate cancer and (2) Abraxane (nab-paclitaxel) in advanced or metastatic solid tumors. In December 2020, we selected the recommend Phase 2 dose (RP2D) and initiated the dose expansion portion of the Phase 1b trial of ORIC-101 in combination with nab-paclitaxel and we expect to report interim safety, efficacy, and translational data from this trial in the second quarter of 2021. In January 2021, we selected the RP2D and initiated the dose expansion portion of the Phase 1b trial of ORIC-101 in combination with enzalutamide and we expect to report interim safety, efficacy, and translational data from this trial in the second half of 2021. Our other product candidates include (1) ORIC-533, an orally bioavailable small molecule inhibitor of CD73, a key node in the adenosine pathway believed to play a central role in resistance to chemotherapy- and immunotherapy-based treatment regimens, (2) ORIC-944, an allosteric inhibitor of the polycomb repressive complex 2 (PRC2) via the embryonic ectoderm development (EED) subunit, for which we licensed development and commercialization rights from Mirati Therapeutics, Inc. (Mirati) in August 2020 (Mirati License Agreement) and (3) ORIC-114, a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target epidermal growth factor receptor (EGFR) and human epidermal growth factor receptor 2 (HER2) with high potency towards exon 20 insertion mutations, for which we licensed development and commercialization rights from Voronoi, Inc. (Voronoi) in October 2020 (Voronoi License Agreement). We expect to file an investigational new drug application (IND) with the U.S. Food and Drug Administration (FDA) for ORIC-533 in the second quarter of 2021, an IND for ORIC-944 in the second half of 2021 and a Clinical Trial Application (CTA) for ORIC-114 in the second half of 2021. Beyond these product candidates, we are developing multiple precision medicines targeting other hallmark cancer resistance mechanisms.

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

We have incurred significant losses since the commencement of our operations. Our net loss for the three months ended March 31, 2021 was $16.5 million and we had an accumulated deficit of $182.9 million as of March 31, 2021. Our losses and accumulated deficit have resulted primarily from costs incurred in connection with research and development activities including in-licensing and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we anticipate these losses will increase significantly as we continue our development of ORIC-101, ORIC-533, ORIC-944, ORIC-114 and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Changes
Operating expenses:
Research and development	$11,697	$7,254	$4,443
General and administrative	4,856	1,925	2,931
Total operating expenses	16,553	9,179	7,374
Loss from operations	(16,553)	(9,179)	(7,374)

Total other income	44	307	(263)

Net loss	$(16,509)	$(8,872)	$(7,637)

Research and Development Expenses

Research and development expenses were $11.7 million for the three months ended March 31, 2021, compared to $7.3 million for the three months ended March 31, 2020, an increase of $4.4 million. The increase was primarily driven by an increase in external expenses related to the advancement of our ORIC-101 program and our other product candidates of $3.6 million, as well as higher personnel costs, including additional non-cash stock-based compensation of $0.8 million for the three months ended March 31, 2021, as compared to the same period in 2020.

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

The following table summarizes our external and internal costs for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Changes
External costs:
ORIC-101	$3,077	$1,295	$1,782
Preclinical and other unallocated costs	4,493	2,664	1,829
Total external costs	7,570	3,959	3,611
Internal costs	4,127	3,295	832
Total research and development expenses	$11,697	$7,254	$4,443

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.

General and Administrative Expenses

General and administrative expenses were $4.9 million for the three months ended March 31, 2021, compared to $1.9 million for the three months ended March 31, 2020, an increase of $3.0 million. The increase was primarily due to higher personnel costs, including additional non-cash stock-based compensation of $1.4 million for the three months ended March 31, 2021, as compared to the same period in 2020, and higher professional services and related costs to operate as a public company.

Liquidity and Capital Resources

Sources of Liquidity

On April 28, 2020, we completed our IPO. In connection with our IPO, we issued and sold 8,625,000 shares of our common stock at a price to the public of $16.00 per share resulting in gross proceeds of $138.0 million before deducting underwriting discounts and commissions and other offering expenses.

On November 17, 2020, we completed our follow-on offering of our common stock. In connection with our follow-on offering, we issued and sold 5,796,000 shares of our common stock at a price to the public of $23.00 per share, resulting in gross proceeds of $133.3 million before deducting underwriting discounts and commissions and other offering expenses.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(14,901)	$(8,279)
Net cash provided by investing activities	40,647	189
Net cash provided by (used in) financing activities	16	(1,627)
Net increase (decrease) in cash and cash equivalents	$25,762	$(9,717)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2021 of $14.9 million was attributable to our net loss of $16.5 million and a net decrease in working capital of $1.8 million primarily related to a decrease in accrued compensation, offset by non-cash expenses of $3.3 million, which is mainly driven by stock-based compensation.

Net cash used in operating activities during the period ended March 31, 2020 of $8.3 million was primarily attributable to our net loss of $8.9 million, adjusted for addbacks for non-cash expenses of $0.8 million, which includes stock-based compensation of $0.5 million, depreciation of $0.3 million and a net decrease in working capital of $0.2 million.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2021 of $40.6 million was primarily attributable to sales and maturities of investments of $40.8 million, net of purchases.

Net cash provided by investing activities during the period March 31, 2020 of $0.2 million was primarily attributable to proceeds from a notes receivable, partially offset by the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was less than $0.1 million for three months ended March 31, 2021, primarily consisting of net proceeds received from stock option exercises.

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

Critical Accounting Policies and Significant Judgements and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, expenses, and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2020. For a description of changes to our critical accounting policies, please refer to Note 2 in the unaudited financial statements included elsewhere in this quarterly report on Form 10-Q.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited financial statements.

Emerging Growth Company Status

Section 107 of the JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition time to comply with new or revised accounting standards as applicable to public companies. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to use the extended transition, which election is irrevocable. As a result, our financial statements may not be comparable to other EGCs that elect to take advantage of the extended transition period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing the income we receive without significantly increasing risk. To achieve this objective, we may invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years, in accordance with an investment policy approved by our audit committee. Some of the financial instruments that we invest in could be subject to market risk, meaning that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include a variety of securities, including money market funds, government debt securities and commercial paper, all with various maturity dates. As of March 31, 2021, we had cash equivalents and short-term investments of $278.1 million, consisting of interest-bearing money market funds and securities issued by the U.S. Treasury. Due to the nature of our cash equivalents and short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2021, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risk factors

You should carefully consider the risks described below, as well as the other information in this quarterly report on Form 10-Q, including our financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings in evaluating our business. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private placements of our convertible preferred stock and the sale of our common stock in our initial public offering (IPO) in April 2020 and our public offering in November 2020. Our net loss was $16.5 million for the three months ended March 31, 2021, and as of March 31, 2021, we had an accumulated deficit of $182.9 million. Our lead product candidate, ORIC-101, is in early-stage clinical trials, and we plan on filing an investigational new drug application (IND) with the U.S. Food and Drug Administration (FDA) for our product candidate, ORIC-533, in the second quarter of 2021, an IND for our newly licensed product candidate, ORIC-944, in the second half of 2021, and a Clinical Trial Application (CTA) for our newly licensed product candidate, ORIC-114, in the second half of 2021. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of March 31, 2021, we had $278.1 million in cash, cash equivalents and short-term investments. In April 2020, we received $138.0 million of gross proceeds from the issuance of common stock upon the completion of our IPO. After deducting underwriting discounts and commissions and other offering expenses of $12.8 million, the net proceeds we received from our IPO were approximately $125.2 million. In November 2020, we received $133.3 million of gross proceeds from the issuance of common stock upon the completion of a follow-on offering. After deducting underwriting discounts and commissions and other offering expenses of $8.5 million, the net proceeds we received from the transaction were approximately $124.8 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations into the second half of 2023. Our estimate as to how long we expect our existing cash, cash equivalents, and short-term investments, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of the COVID-19 pandemic, there could be delays in the manufacturing supply chain for ORIC-101, which could delay or otherwise impact our ORIC-101 clinical program. We may also experience delays in procurement of materials for certain of our ongoing or planned studies of ORIC-533, ORIC-944 or ORIC-114 due to the pandemic, which could impact our ability to file an IND in the second quarter of 2021 and the second half of 2021, respectively. Additionally, certain preclinical studies for our discovery research programs are conducted by CROs or academic institutions, some of which have temporarily stopped or delayed operations in light of COVID-19. These disruptions could negatively impact the timelines of our preclinical programs. It is also likely that the disproportionate impact of COVID-19 on hospitals and clinical sites will have an impact on recruitment and retention for our clinical trials. For instance, we are aware of certain ORIC-101 clinical trial sites that have temporarily stopped or delayed enrolling new patients in response to the COVID-19 pandemic. In addition, certain of our clinical trial sites have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in our clinical trials for ORIC-101 due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic. We and our CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA on March 18, 2020 and generally, and may need to make further adjustments in the future, including adjustments based on recently issued FDA guidance on manufacturing, supply chain, and pharmaceutical product inspections; resuming normal pharmaceutical manufacturing operations; and updates on conducting clinical trials during the COVID-19 public health emergency. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While we are currently continuing our clinical trials and seeking to add new clinical trial sites, we may not be successful in adding trial sites, may experience delays in patient enrollment or in the progression of our clinical trials, may need to suspend our clinical trials, and may encounter other negative impacts to our trials, due to the effects of the COVID-19 pandemic.

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

In particular, there is intense competition in the field of oncology. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, universities and other research institutions. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying and in-licensing new product candidates. We expect to face competition from existing products and products in development for each of our programs. For ORIC-101, we are aware of several other clinical-stage GR antagonists being developed by Corcept Therapeutics. To our knowledge, there are no GR antagonists approved for the treatment of cancer and the most advanced GR antagonist in development for cancer is in a Phase 3 clinical trial. For ORIC-533, we are aware of several companies developing antibodies against this target, including AstraZeneca, Bristol-Myers Squibb, Novartis in collaboration with Surface Oncology, Incyte Corporation, Corvus Pharmaceuticals, Innate Pharma, Tracon Pharmaceuticals in collaboration with I-Mab Biopharma, Gilead Sciences, Akeso and Symphogen. Other companies, such as Arcus Biosciences, Calithera Biosciences and Merck through its acquisition of Peloton Therapeutics, have small-molecule programs against this target. For ORIC-944, we are aware of several companies developing inhibitors against PRC2 via EZH2 inhibition that are currently in clinical trials, including Epizyme, Constellation Pharmaceuticals, Daiichi Sankyo, Pfizer, Shanghai HaiHe Pharmaceutical and Jiangsu Hengrui Medicine Co. To our knowledge, only Novartis has an allosteric PRC2 inhibitor in a clinical trial for patients with cancer. For ORIC-114, we are aware of several companies developing inhibitors against exon 20 insertion mutations that are currently in clinical trials, including Takeda, Spectrum Pharmaceuticals, The Janssen Pharmaceutical Companies of Johnson & Johnson, Rain Therapeutics, Dizal Pharmaceuticals Co., Ltd., Cullinan Oncology and Black Diamond Therapeutics. Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources, and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in our field before we do.

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

As of March 31, 2021, we had 66 full-time employees, including 49 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Recent legislation commonly known as the Tax Act, significantly revises the Code. The Tax Act, as amended by the CARES Act, among other things, reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, repeals the alternative minimum tax for corporations, limits the tax deduction for interest expense to 30% (50% for taxable years beginning in 2019 or 2020) of adjusted taxable income (except for certain small businesses), limits the deduction in taxable years beginning after December 31, 2020, for NOLs carried forward from taxable years beginning after December 31, 2017, eliminates net operating loss carrybacks for NOLs generated in taxable years beginning after December 31, 2020, and modifies or repeals many business deductions and credits. Our financial statements included elsewhere in this periodic report reflect the effects of the Tax Act based on current guidance. However, there remain uncertainties and ambiguities in the application of certain provisions of the Tax Act and, as a result, we made certain judgments and assumptions in the interpretation thereof. The U.S. Treasury Department and the Internal Revenue Service, or the IRS, may issue further guidance on how the provisions of the Tax Act will be applied or otherwise administered, which may differ from our current interpretation. In addition, the Tax Act could be subject to potential amendments and technical corrections, any of which could materially lessen or increase certain adverse impacts of the legislation on us. Additionally, the new administration in the United States and congressional decisions made in the near future may result in increased corporate tax. For example, President Biden has proposed increasing the corporate tax rate to 28%. If enacted, such legislation may increase the amount of tax we may owe in future taxable years, which may adversely impact our business.

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

Although as of March 31, 2021 we owned three and licensed two issued patents in the United States, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued or licensed patents will not be found invalid or unenforceable if challenged.

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

Although as of March 31, 2021 we owned three and licensed two issued patents in the United States and pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. As of March 31, 2021, we had one pending United States trademark application. Our trademark application may not result in any trademark registrations being issued, and our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

As of March 31, 2021, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned approximately 53% of our outstanding common stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, our financial statements may not be comparable to EGCs that elect to avail themselves of the exemption from new or revised accounting pronouncements as of public company effective dates.

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

None.

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

ORIC Pharmaceuticals, Inc.

Date: May 6, 2021	By:	/s/ Jacob M. Chacko
Jacob M. Chacko, M.D.
President and Chief Executive Officer

Date: May 6, 2021	By:	/s/ Dominic Piscitelli
Dominic Piscitelli
Chief Financial Officer