Form 10-Q
period 2021-06-30
Oric Pharmaceuticals, Inc.
filed 2021-08-10
CIK 1796280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Not applicable

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ORIC	The NASDAQ Global Select Market

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

As of August 5, 2021, the registrant had 39,317,686 shares of common stock, $0.0001 par value per share, outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ORIC PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$170,078	$78,446
Short-term investments	90,990	215,154
Prepaid expenses and other current assets	3,884	3,097
Total current assets	264,952	296,697

Property and equipment, net	1,828	1,981
Other assets	1,447	319
Total assets	$268,227	$298,997

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$838	$757
Accrued liabilities	9,066	8,245
Total current liabilities	9,904	9,002

Other long-term liabilities	—	219
Total liabilities	9,904	9,221

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 36,715,612 shares and 36,672,415 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	462,227	456,196
Accumulated deficit	(203,911)	(166,393)
Accumulated other comprehensive gain (loss)	3	(31)
Total stockholders' equity	258,323	289,776
Total liabilities and stockholders' equity	$268,227	$298,997

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$15,517	$7,723	$27,214	$14,977
General and administrative	5,540	3,400	10,396	5,325
Total operating expenses	21,057	11,123	37,610	20,302
Loss from operations	(21,057)	(11,123)	(37,610)	(20,302)

Other income:
Interest income, net	33	25	77	266
Other income	15	74	15	140
Total other income	48	99	92	406
Net loss	$(21,009)	$(11,024)	$(37,518)	$(19,896)
Other comprehensive gain (loss):
Unrealized (loss) gain on available-for-sale securities	(14)	—	34	—
Comprehensive loss	$(21,023)	$(11,024)	$(37,484)	$(19,896)
Net loss per share, basic and diluted	$(0.57)	$(0.51)	$(1.02)	$(1.68)
Weighted-average shares outstanding, basic and diluted	36,701,836	21,627,361	36,690,824	11,808,103

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance at December 31, 2020	—	$—	36,672,415	$4	$456,196	$(166,393)	$(31)	$289,776
Exercise of common stock options	—	—	18,411	—	16	—	—	16
Stock-based compensation expense	—	—	—	—	2,744	—	—	2,744
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	48	48
Net loss	—	—	—	—	—	(16,509)	—	(16,509)
Balance at March 31, 2021	—	$—	36,690,826	$4	$458,956	$(182,902)	$17	$276,075
Exercise of common stock options	—	—	24,786	—	58	—	—	58
Stock-based compensation expense	—	—	—	—	3,213	—	—	3,213
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(14)	(14)
Net loss	—	—	—	—	—	(21,009)	—	(21,009)
Balance at June 30, 2021	—	$—	36,715,612	$4	$462,227	$(203,911)	$3	$258,323

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Gain (Loss)	Deficit
Balance at December 31, 2019	19,278,606	$178,058	1,984,222	$—	$2,606	$(92,690)	$—	$(90,084)
Exercise of common stock options	—	—	13,433	—	12	—	—	12
Stock-based compensation expense	—	—	—	—	527	—	—	527
Net loss	—	—	—	—	—	(8,872)	—	(8,872)
Balance at March 31, 2020	19,278,606	$178,058	1,997,655	$—	$3,145	$(101,562)	$—	$(98,417)
Exercise of common stock options	—	—	23,200	—	39	—	—	39
Stock-based compensation expense	—	—	—	—	1,381	—	—	1,381
Initial public offering of common stock	—	—	8,625,000	1	137,999	—	—	138,000
Issuance costs associated with initial public offering	—	—	—	—	(12,790)	—	—	(12,790)
Conversion to common stock	(19,278,606)	(178,058)	19,278,606	2	178,056	—	—	178,058
Net loss	—	—	—	—	—	(11,024)	—	(11,024)
Balance at June 30, 2020	—	$—	29,924,461	$3	$307,830	$(112,586)	$—	$195,247

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(37,518)	$(19,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	451	496
Stock-based compensation expense	5,957	1,908
Loss on fixed asset disposals	3	—
Amortization of premium on investments, net	870	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	307	(1,746)
Accounts payable and accrued other liabilities	(1,185)	1,375
Net cash used in operating activities	(31,115)	(17,863)

Cash flows from investing activities:
Acquisitions of property and equipment	(317)	(206)
Purchases of investments	(25,171)	—
Sales and maturities of investments	148,500	—
Proceeds from notes receivable	—	193
Net cash provided by (used in) investing activities	123,012	(13)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	138,000
Issuance costs associated with financings	(339)	(12,692)
Proceeds from stock option exercises	74	51
Net cash (used in) provided by financing activities	(265)	125,359

Net increase in cash and cash equivalents	91,632	107,483

Cash and cash equivalents, beginning of period	78,446	89,159
Cash and cash equivalents, end of period	$170,078	$196,642

Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for purchase of property and equipment	$28	$27
Conversion of preferred stock to common stock	$—	$178,058

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

Since inception, the Company has devoted its primary efforts to raising capital, internal research and development activities and business development efforts, and has incurred significant operating losses and negative cash flows from operations. In August 2020, the Company licensed from Mirati Therapeutics, Inc. development and commercialization rights to an allosteric inhibitor program directed towards the polycomb repressive complex 2 (PRC2) and in October 2020, the Company licensed from Voronoi, Inc. development and commercialization rights to a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target epidermal growth factor receptor (EGFR) and human epidermal growth factor receptor 2 (HER2) with high potency against exon 20 insertion mutations.

As of June 30, 2021, the Company had an accumulated deficit of $203.9 million. Through June 30, 2021, all of the Company’s financial support has been provided by proceeds from the issuance of common stock and from the sale of convertible preferred stock.

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

At-The-Market Sales Agreement and Offering

On May 6, 2021, the Company entered into an "at the market" (ATM) sales agreement with Jefferies LLC as the Company's sales agent, under which the Company may offer and sell from time to time up to $150 million of shares of the Company's common stock in negotiated transactions or transactions that are deemed to be an ATM offering. On July 8, 2021, the Company raised gross proceeds of $50.0 million through the sale of 2,597,402 shares in an ATM offering, with participation based on unsolicited interest received from a healthcare specialist fund. The Company sold such shares at a purchase price per share of $19.25, a premium to the market price at the time of sale.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP, have been omitted. The accompanying unaudited financial statements include all known adjustments necessary for a fair presentation of the results as required by GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the interim period are not necessarily indicative of future results. In March 2020, the World Health Organization declared the novel coronavirus disease, or COVID-19, outbreak a global pandemic. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and physical distancing guidelines. Accordingly, businesses have adjusted, reduced or suspended operating activities. A portion of the Company’s workforce continues to work from home. Disruptions caused by the COVID-19 pandemic, including the effects of the stay-at-home orders and work-from-home policies, have impacted productivity, have resulted in increased operational expenses, certain adjustments to the operations of the Company’s clinical trials, the temporary suspension of enrollment of new patients at certain of the Company’s clinical trial sites, and delays in certain supply chain activities and collecting and analyzing data from patients in the Company’s clinical trials, and may further disrupt the business and delay the development programs and regulatory timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct business in the ordinary course. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of the clinical trials and other related business activities.

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

Recently Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) under its accounting standards codification (ASC) or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

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

The Company determines if an arrangement is or contains a lease at inception. The Company’s operating leases with an initial term greater than one year are included in operating lease right-of-use assets, operating lease liabilities and operating lease liabilities, less current portion, which are included in other assets, accrued liabilities and other long-term liabilities, respectively, on our balance sheet as of June 30, 2021. Right-of-use assets represent the right to use an underlying asset during the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date, based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate which represents an estimated rate of interest that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date.

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

Voronoi License Agreement

On October 19, 2020, the Company entered into a license and collaboration agreement (Voronoi License Agreement) with Voronoi Inc. (Voronoi). The Voronoi License Agreement gives the Company access to Voronoi’s preclinical stage EGFR and HER2 exon 20 insertion mutation program, including a lead product candidate now designated as ORIC-114. Under the Voronoi License Agreement, Voronoi granted the Company an exclusive, sublicensable license under Voronoi’s rights to certain patent applications directed to certain small molecule compounds that bind to EGFR and HER2 with one or more exon 20 insertion mutations and certain related know-how, in each case, to develop and commercialize certain licensed compounds and licensed products incorporating any such compound worldwide (other than in the People’s Republic of China, Hong Kong, Macau and Taiwan) (the ORIC Territory). Under the Voronoi License Agreement, Voronoi has the right to perform certain mutually agreed upon development activities. Except for Voronoi's right to participate in such development activities, the Company is wholly responsible for development and commercialization of licensed products in the ORIC Territory. In addition, the Company is obligated to use commercially reasonable efforts to develop and commercialize at least one licensed product in certain major markets in the ORIC Territory.

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

Under the Voronoi License Agreement, Voronoi will be responsible for certain research and development costs up to a predetermined threshold. Upon achievement of the predetermined threshold, Voronoi has the option to opt-out of participation in and funding of future development activities. If Voronoi decides not to exercise the opt-out provision, the parties would share certain future research and development costs equally in the Republic of Korea. The Company is also obligated to make milestone payments to Voronoi upon the achievement of certain events. Upon the achievement of certain development and regulatory milestones with respect to the first licensed product, the Company is obligated to pay Voronoi up to a maximum of $111.0 million. Upon the achievement of certain commercial milestones with respect to the first licensed product, the Company is obligated to pay Voronoi up to a maximum of $225.0 million. If the Company pursues a second licensed product, the Company would pay Voronoi up to an additional $272.0 million in success-based milestones. In addition, the Company is obligated to pay royalties on net sales of licensed products in the ORIC Territory.

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

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Lab equipment	$4,520	$4,396
Leasehold improvements	1,710	1,710
Computer hardware and software	212	220
Furniture and fixtures	140	140
Total property and equipment, gross	6,582	6,466
Less accumulated depreciation	(4,754)	(4,485)
Total property and equipment, net	$1,828	$1,981

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued clinical and manufacturing costs	$4,314	$3,072
Lease liabilities - short-term	1,614	—
Accrued compensation	2,398	3,723
Other accruals	740	904
Deferred rent - short-term	-	546
Total accrued liabilities	$9,066	$8,245

6. Short-Term Investments

The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. In accordance with the Company’s investment policy, it has invested funds in available-for-sale securities as of June 30, 2021 and December 31, 2020.

The Company's available-for-sale securities consisted of the following (in thousands):

At June 30, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$90,987	$3	$—	$90,990
Total	$90,987	$3	$—	$90,990
At December 31, 2020
U.S. treasury securities	$215,185	$—	$(31)	$215,154
Total	$215,185	$—	$(31)	$215,154

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

None of the Company’s available-for-sale securities had maturities of greater than 12 months as of June 30, 2021 and December 31, 2020. The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of June 30, 2021 and December 31, 2020.

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

Following are the major categories of assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
June 30, 2021
Money market funds (1)	$170,078	$170,078	$—	$—	$170,078
U.S. treasury securities	90,990	90,990	—	—	90,990
Total	$261,068	$261,068	$—	$—	$261,068
December 31, 2020
Money market funds (1)	$78,446	$78,446	$—	$—	$78,446
U.S. treasury securities	215,154	215,154	—	—	215,154
Total	$293,600	$293,600	$—	$—	$293,600

(1) Included in cash and cash equivalents in accompanying balance sheets.

No transfers between levels occurred during either of the reporting periods presented.

8. Equity Incentive Plans and Stock-Based Compensation

As of June 30, 2021, there were 2,010,277 shares available for future issuance under the 2020 Equity Incentive Plan.

The following table summarizes the option activity for the six months ended June 30, 2021:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	3,996,174	$9.03	8.5	$99,107
Granted	1,327,392	28.54
Exercised	(43,197)	1.72
Forfeited and cancelled	(73,681)	22.92
Outstanding at June 30, 2021	5,206,688	$13.87	8.3	$36,056
Exercisable at June 30, 2021	1,926,551	$6.03	7.6	$22,663

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options to purchase common stock	5,206,688	3,947,577	5,206,688	3,947,577
Total	5,206,688	3,947,577	5,206,688	3,947,577

Stock-Based Compensation Expense

The fair value of stock option awards to employees, executives, directors, and other service providers was estimated at the date of grant using the Black-Scholes Merton option pricing model with the following assumptions:

	Six Months Ended June 30,
	2021	2020
Stock price	$19.03 - $35.67	$16.00 - $35.92
Risk-free interest rate	0.60% - 1.15%	4.00% - 4.45%
Expected volatility	85.31% - 88.43%	88.01% - 88.06%
Expected term (in years)	5.50 - 6.08	5.50 - 6.08
Expected dividend yield	0%	0%

The total unrecognized compensation expense related to outstanding unvested stock-based awards as of June 30, 2021, was $41.0 million, which is expected to be recognized over a weighted-average remaining service period of 2.76 years.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations and comprehensive loss for stock options for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$1,264	$541	$2,331	$814
General and administrative	1,949	840	3,626	1,094
Total stock-based compensation expense	$3,213	$1,381	$5,957	$1,908

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

The operating lease right-of-use assets and liabilities on the Company’s balance sheet as of June 30, 2021 are related to the Company’s facility leases. Upon adoption of ASC 842, facilities leases were classified as operating leases which resulted in recording right-of-use assets and lease liabilities of approximately $1.7 million and $2.5 million, respectively, as of January 1, 2021. The right-of-use assets are recorded on the balance sheet in other assets. The lease liabilities amount was included in accrued liabilities and other long-term liabilities for approximately $1.9 million and $0.6 million, respectively.

Certain of our facility leases require us to pay property taxes, insurance and common area maintenance. While these payments are not included as part of our lease liabilities, they are recognized as variable lease costs in the period they are incurred.

Operating lease costs for the three and six months ended June 30, 2021 was approximately $0.3 million and $0.7 million, respectively. Cash paid for our operating leases for the six months ended June 30, 2021 was $1.0 million. The weighted average discount rate used was 8.2%. The weighted-average remaining lease term for all operating leases was 0.86 years.

Future lease payments of operating lease liabilities as of June 30, 2021 were as follows (in thousands):

Operating Leases
2021 remaining 6 months	$979
2022	686
Total minimum lease payments	1,665
Less: interest	51
Present value of lease liabilities	$1,614

Future minimum lease payments under non-cancelable operating leases as of December 31, 2020 were as follows (in thousands):

Year ending December 31,	Operating Leases
2021	$1,942
2022	686
Total minimum lease payments	$2,628

Litigation

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company believes there is no threatened litigation or litigation pending that could have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

10. Subsequent Event

At-the-Market Offering

On July 8, 2021, the Company raised gross proceeds of $50.0 million through the sale of 2,597,402 shares in an ATM offering, with participation based on unsolicited interest received from a healthcare specialist fund. The Company sold such shares at a purchase price per share of $19.25, a premium to the market price at the time of sale.

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

Our fully integrated discovery and development team is advancing a diverse pipeline of innovative therapies designed to counter resistance mechanisms in cancer by leveraging our expertise within three specific areas: hormone-dependent cancers, precision oncology and key tumor dependencies. Our lead product candidate, ORIC-101, builds upon a legacy of successful drug development by our founders in the field of nuclear hormone receptors and their efforts to elucidate the cause of resistance to the groundbreaking prostate cancer therapies that they had developed. ORIC-101 is a potent and selective small molecule antagonist of the glucocorticoid receptor (GR), which has been linked to resistance to multiple classes of cancer therapeutics across a variety of solid tumors. In 2019, we initiated two separate Phase 1b trials of ORIC-101 in combination with (1) Xtandi (enzalutamide) in metastatic prostate cancer and (2) Abraxane (nab-paclitaxel) in advanced or metastatic solid tumors. In December 2020, we selected the recommended Phase 2 dose (RP2D) and initiated the dose expansion portion of the Phase 1b trial of ORIC-101 in combination with nab-paclitaxel. In June 2021, we reported initial data from our ongoing Phase 1b study evaluating ORIC-101, in combination with nab-paclitaxel, in advanced solid tumors. In January 2021, we selected the RP2D and initiated the dose expansion portion of the Phase 1b trial of ORIC-101 in combination with enzalutamide and we expect to report interim safety, efficacy, and translational data from this trial in the second half of 2021. Our other product candidates include (1) ORIC-533, an orally bioavailable small molecule inhibitor of CD73, a key node in the adenosine pathway believed to play a central role in resistance to chemotherapy- and immunotherapy-based treatment regimens, (2) ORIC-944, an allosteric inhibitor of the polycomb repressive complex 2 (PRC2) via the embryonic ectoderm development (EED) subunit, for which we licensed development and commercialization rights from Mirati Therapeutics, Inc. (Mirati) in August 2020 (Mirati License Agreement) and (3) ORIC-114, a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target epidermal growth factor receptor (EGFR) and human epidermal growth factor receptor 2 (HER2) with high potency towards exon 20 insertion mutations, for which we licensed development and commercialization rights from Voronoi, Inc. (Voronoi) in October 2020 (Voronoi License Agreement). In June 2021, the U.S. Food and Drug Administration (FDA) cleared the Investigational New Drug Application (IND) for ORIC-533. We expect to file an IND for ORIC-944 in the second half of 2021 and a Clinical Trial Application (CTA) for ORIC-114 in the second half of 2021. Beyond these product candidates, we are developing multiple precision medicines targeting other hallmark cancer resistance mechanisms.

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

We have incurred significant losses since the commencement of our operations. Our net loss for the six months ended June 30, 2021 was $37.5 million and we had an accumulated deficit of $203.9 million as of June 30, 2021. Our losses and accumulated deficit have resulted primarily from costs incurred in connection with research and development activities including in-licensing and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we anticipate these losses will increase significantly as we continue our development of ORIC-101, ORIC-533, ORIC-944, ORIC-114 and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

In March 2020, the World Health Organization declared the novel coronavirus disease, or COVID-19, outbreak a global pandemic. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and physical distancing guidelines. Accordingly, businesses have adjusted, reduced or suspended operating activities. A portion of our workforce continues to work from home. Disruptions caused by the COVID-19 pandemic, including the effects of the stay-at-home orders and work-from-home policies, have impacted productivity, have resulted in increased operational expenses, certain adjustments to the operations of our clinical trials, the suspension of enrollment of new patients at certain of our clinical trial sites, and delays in certain supply chain activities and collecting and analyzing data from patients in our clinical trials, and may further disrupt our business and delay our development programs and regulatory timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct business in the ordinary course. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of our clinical trials and other related business activities.

On May 6, 2021, we entered into an "at-the-market" (ATM) sales agreement with Jefferies LLC as our sales agent, under which we may offer and sell from time to time up to $150 million of our common stock in negotiated transactions or transactions that are deemed to be an ATM offering. On July 8, 2021, we raised gross proceeds of $50.0 million through the sale of 2,597,402 shares in an ATM offering, with participation based on unsolicited interest received from a healthcare specialist fund. We sold such shares at a purchase price per share of $19.25, a premium to the market price at the time of sale.

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
•
payments to third parties in connection with the preclinical development of our product candidates, including outsourced professional scientific development services, consulting research fees and sponsored research arrangements with third parties;
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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Changes	2021	2020	Changes
Operating expenses:
Research and development	$15,517	$7,723	$7,794	$27,214	$14,977	$12,237
General and administrative	5,540	3,400	2,140	10,396	5,325	5,071
Total operating expenses	21,057	11,123	9,934	37,610	20,302	17,308
Loss from operations	(21,057)	(11,123)	(9,934)	(37,610)	(20,302)	(17,308)

Total other income	48	99	(51)	92	406	(314)

Net loss	$(21,009)	$(11,024)	$(9,985)	$(37,518)	$(19,896)	$(17,622)

Research and Development Expenses

Research and development expenses were $15.5 million for the three months ended June 30, 2021, compared to $7.7 million for the same period in 2020, an increase of $7.8 million. The increase was primarily driven by an increase in external expenses related to the advancement of our ORIC-101 program and our other product candidates of $6.4 million, as well as higher personnel costs, including additional non-cash stock-based compensation of $0.7 million. For the six months ended June 30, 2021, research and development expenses were $27.2 million compared to $15.0 million for the same period in 2020, an increase of $12.2 million. This increase was primarily driven by $10.0 million of additional external costs related to the advancement of ORIC-101 program and our other product candidates, as well as higher personnel costs, including additional non-cash stock-based compensation of $1.5 million.

The following table summarizes our external and internal costs for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Changes	2021	2020	Changes
External costs:
ORIC-101	$4,027	$1,468	$2,559	$7,104	$2,769	$4,335
Preclinical and other unallocated costs	6,871	3,052	3,819	11,364	5,710	5,654
Total external costs	10,898	4,520	6,378	18,468	8,479	9,989
Internal costs	4,619	3,203	1,416	8,746	6,498	2,248
Total research and development expenses	$15,517	$7,723	$7,794	$27,214	$14,977	$12,237

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.

General and Administrative Expenses

General and administrative expenses were $5.5 million for the three months ended June 30, 2021, compared to $3.4 million for the same period in 2020, an increase of $2.1 million. The increase was primarily due to higher personnel costs, including additional non-cash stock-based compensation of $1.1 million. For the six months ended June 30, 2021, general and administrative expenses were $10.4 million compared to $5.3 million for the same period in 2020, an increase of $5.1 million. The increase was primarily due to higher personnel costs, including additional non-cash stock-based compensation of $2.5 million, and higher related costs to operate as a public company.

Liquidity and Capital Resources

Sources of Liquidity

On May 6, 2021, we entered into an ATM sales agreement with Jefferies LLC as our sales agent, under which we may offer and sell from time to time up to $150 million of our common stock in negotiated transactions or transactions that are deemed to be an

ATM offering. On July 8, 2021, we raised gross proceeds of $50.0 million through the sale of 2,597,402 shares in an ATM offering, with participation based on unsolicited interest received from a healthcare specialist fund. We sold such shares at a purchase price per share of $19.25, a premium to the market price at the time of sale.

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

We expect our current cash, cash equivalents and short-term investments will be sufficient to fund our current operating plan into 2024. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts.

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

Cash Flows

The following table summarizes the sources and uses of our cash (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(31,115)	$(17,863)
Net cash provided by (used in) investing activities	123,012	(13)
Net cash (used in) provided by financing activities	(265)	125,359
Net increase in cash and cash equivalents	$91,632	$107,483

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2021 of $31.1 million was attributable to our net loss of $37.5 million and a net decrease in working capital of $0.9 million primarily related to a decrease in accrued compensation, offset by non-cash expenses of $7.3 million, which was mainly driven by stock-based compensation.

Net cash used in operating activities during the six months ended June 30, 2020 of $17.9 million was primarily attributable to our net loss of $19.9 million, offset by non-cash expenses of $2.4 million, primarily related to stock-based compensation, and a net decrease in working capital of $0.4 million.

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2021 of $123.0 million was primarily attributable to sales and maturities of investments of $123.3 million, net of purchases.

Net cash used in investing activities during the six months ended June 30, 2020 of less than $0.1 million was primarily attributable to the purchase of property and equipment partially offset by proceeds from a note receivable that was paid in full.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2021 was $0.3 million, primarily attributable to deferred financing costs in connection with our ATM sales agreement.

Net cash provided by financing activities during the six months ended June 30, 2020 was $125.4 million, primarily attributable to the net proceeds we received in connection with our IPO.

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

Emerging Growth Company Status

Section 107 of the JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition time to comply with new or revised accounting standards as applicable to public companies. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to use the extended transition, which election is irrevocable. As a result, our financial statements may not be comparable to other emerging growth companies that elect to take advantage of the extended transition period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing the income we receive without significantly increasing risk. To achieve this objective, we may invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years, in accordance with an investment policy approved by our audit committee. Some of the financial instruments that we invest in could be subject to market risk, meaning that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include a variety of securities, including money market funds, government debt securities and commercial paper, all with various maturity dates. As of June 30, 2021, we had cash equivalents and short-term investments of $261.1 million, consisting of interest-bearing money market funds and securities issued by the U.S. Treasury. Due to the nature of our cash equivalents and short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2021, we carried out an evaluation under the supervision and with the participation of our management, including our Chief

Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

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

Risks related to discovery, development and commercialization of our product candidates

•
our substantial dependence on ORIC-101
•
our challenges in discovering, developing and commercializing additional product candidates
•
limitations in regulatory approval processes and product candidate approvals
•
our clinical trials that may fail to satisfactorily demonstrate safety and efficacy
•
our product candidates that may cause significant adverse events, toxicities or other undesirable side effects
•
potentially negative clinical trial results and challenges related to FDA, EMA and other regulatory requirements
•
deficiencies in audits and verification procedures of our clinical trial data
•
adverse effects due to third parties investigating the same product candidates as us in different territories
•
potential delays or difficulties in enrollment and/or maintenance of patients in clinical trials
•
the impact of the COVID-19 pandemic on our operations
•
our inability to develop effective companion diagnostic tests for our product candidates
•
unexpected difficulties in developing ORIC-101 and other potential programs
•
profitability challenges related to our focus on developing ORIC-101 for particular indications
•
significant competition in the markets in which we operate
•
production difficulties encountered by our third-party manufacturers
•
changes in methods of product candidate manufacturing or formulation
•
market unacceptance of our product candidates in the medical community
•
limited market opportunities for ORIC-101 and other product candidates
•
our inability to augment our product pipeline through acquisitions and in-licenses
•
potential for unfavorable third-party coverage and reimbursement practices of our product candidates
•
limitations of our product liability and insurance coverage

Risks related to regulatory, legal and other compliance matters

•
difficulties in our ability to obtain regulatory approval of our product candidates
•
FDA, EMA and other regulatory authorities’ unacceptance of data from trials conducted outside their jurisdiction
•
our inability to obtain and maintain regulatory approval of our product candidates in various jurisdictions
•
burdens related to post-marketing regulatory requirements and oversight of our product candidates
•
impacts of regulatory authorities’ enforcement of laws and regulations prohibiting promotion of off-label uses

•
challenges related to FDA approval of required companion diagnostic tests
•
challenges related to our ability to obtain Fast Track designation from the FDA for our product candidates
•
limitations to our ability to obtain orphan drug designation or maintain orphan drug exclusivity for our product candidates
•
any delays or barriers to secure approval for accelerated registration pathways
•
changes to current regulations and future legislation that impact us adversely
•
inadequate funding of regulatory agencies that may hinder timely product development or commercialization
•
potential misconduct or noncompliance with regulatory standards by our employees and certain third parties
•
any potential incompliance with U.S. healthcare laws and requirements
•
any potential incompliance with environmental, health and safety laws and regulations
•
any potential incompliance with anti-bribery, anti-corruption, export, trade sanctions and import laws or regulations
•
any potential incompliance with California laws or The NASDAQ Global Select Market (Nasdaq) rules governing diversity of our board of directors

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private placements of our convertible preferred stock and the sale of our common stock in our initial public offering (IPO) in April 2020 and our public offering in November 2020. Our net loss was $37.5 million for the six months ended June 30, 2021, and as of June 30, 2021, we had an accumulated deficit of $203.9 million. Our lead product candidate, ORIC-101, is in early-stage clinical trials and in June 2021, the U.S. Food and Drug Administration (FDA) cleared an Investigational New Drug Application (IND) for our product candidate, ORIC-533. In the second half of 2021, we plan on filing an IND with the FDA for our product candidate, ORIC-944, and a Clinical Trial Application (CTA) for our product candidate, ORIC-114. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of June 30, 2021, we had $261.1 million in cash, cash equivalents and short-term investments. In April 2020, we received $138.0 million of gross proceeds from the issuance of common stock upon the completion of our IPO. After deducting underwriting discounts and commissions and other offering expenses of $12.8 million, the net proceeds we received from our IPO were approximately $125.2 million. In November 2020, we received $133.3 million of gross proceeds from the issuance of common stock upon the completion of a follow-on offering. After deducting underwriting discounts and commissions and other offering expenses of $8.5 million, the net proceeds we received from the transaction were approximately $124.8 million. On July 8, 2021, we raised gross proceeds of $50.0 million through the sale of 2,597,402 shares in an ATM offering. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations into 2024. Our estimate as to how long we expect our existing cash, cash equivalents, and short-term investments, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Our primary operations are located in South San Francisco and San Diego. As a result of county and California state orders and FDA guidance, a portion of our employees are currently telecommuting, and due to modified schedules and work protocols to enable adequate physical distancing, our laboratory operations are currently operating with decreased efficiency, which may impact certain of our operations over the near term and long term. As we prepare to potentially return our remote workforce to our physical locations, we may experience increased costs as we prepare our facilities for a safe return-to-work environment and experiment with hybrid work models, in addition to potential effects on our ability to maintain productivity and our corporate culture. As our employees begin to return to work in our physical locations, our employees may be exposed to COVID-19 or other variants of the virus, and we may face claims by such employees or regulatory authorities that we have not provided adequate protection to our employees with respect to the spread of COVID-19 at our physical locations, which may affect our business, results of operations and reputation.

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience slowdowns, shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of the ongoing COVID-19 pandemic, there could be delays in the manufacturing supply chain for ORIC-101, which could delay or otherwise impact our ORIC-101 clinical program. We may also experience delays in procurement of materials for certain of our ongoing or planned studies of ORIC-533, ORIC-944 or ORIC-114 due to the pandemic, which could impact our ability to file an IND in the second half of 2021. Additionally, certain preclinical studies for our discovery research programs are conducted by CROs or academic institutions, some of which temporarily stopped or delayed operations during the initial waves of COVID-19 infection. Disruptions of this nature could negatively impact the timelines of our preclinical programs. In the event of a resurgence of COVID-19 infections, it is likely that the disproportionate impact of COVID-19 on hospitals and clinical sites will have an impact on recruitment and retention for our clinical trials. For instance, we are aware of certain ORIC-101 clinical trial sites that have temporarily stopped or delayed enrolling new patients in the initial phases of the COVID-19 pandemic. In addition, certain of our clinical trial sites have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in our clinical trials for ORIC-101 due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic. We and our CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA on March 18, 2020 and generally, and may need to make further adjustments in the future, including adjustments based on recently issued FDA guidance on manufacturing, supply chain, and pharmaceutical product inspections; resuming normal pharmaceutical manufacturing operations; and updates on conducting clinical trials during the COVID-19 public health emergency. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While we are currently continuing our clinical trials and seeking to add new clinical trial sites, we may not be successful in adding trial sites, may experience delays in patient enrollment or in the progression of our clinical trials, may need to suspend our clinical trials, and may encounter other negative impacts to our trials, due to the effects of the COVID-19 pandemic.

The global outbreak of COVID-19 continues to evolve. While the extent of the impact of the current COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results.

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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. Since its enactment, there have been legislative and judicial efforts to repeal, replace, or change some or all of the ACA. For example, various portions of the ACA have been subject to legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. It is unclear how this Supreme Court decision, future litigation, and healthcare measures promulgated by the Biden administration will impact the implementation of the PPACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the PPACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will stay in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through the end of 2021, unless additional congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, HHS and CMS issued final rules in November and December of 2020 that were expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. The Biden administration has also implemented a regulatory rule freeze for all federal agency rules that had not gone into effect as of January 20, 2021. The impact of these lawsuits as well as legislative, executive, and administrative actions of the current administration on us and the pharmaceutical industry as a whole is currently unknown. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 public health emergency, the FDA postponed most inspections of foreign manufacturing facilities and routine surveillance inspections of domestic manufacturing facilities in 2020. In May 2021, the FDA issued an updated guidance on manufacturing, supply chain, and drug and biological product inspections, indicating that it intends to continue using other tools and approaches where possible for pre-approval inspections, and that it will continue to conduct "mission-critical" inspections on a case-by-case basis, or, where possible to do so safely, resume prioritized domestic inspections, such as pre-approval and surveillance inspections. If a prolonged government shutdown occurs, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

If we fail to comply with California laws or Nasdaq rules (if adopted) governing the diversity of our board of directors, we could be exposed to financial penalties and suffer reputational harm.

In September 2018, California’s Senate Bill 826 was signed into law. Senate Bill 826 generally requires that a public company with a principal executive office in California have a minimum number of females on its board of director, with such minimum number dependent on the size of such board of directors. By December 31, 2019, each public company with a principal executive office in California was required to have at least one female on its board of directors. By December 31, 2021, each public company with a principal executive office in California will be required to have at least two females on its board of directors if such company has at least five directors, and at least three females on its board of directors if such company has at least six directors.

Additionally, in September 2020, Assembly Bill 979 was signed into law. Assembly Bill 979 generally requires that a public company with a principal executive office in California have a minimum number of directors from underrepresented communities, with such minimum number dependent on the size of such board of directors. A director from an underrepresented community means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. By December 31, 2021, each public company with a principal executive office in California will be required to have at least one director from an underrepresented community. By December 31, 2022, a public company with a principal executive office in California will be required to have a minimum of two directors from an underrepresented community if such company has more than four but fewer than nine directors, and a minimum of three directors from an underrepresented community if such company has nine or more directors. These laws do not provide a transition period for newly listed companies.

In addition, in December 2020, Nasdaq announced that it filed with the SEC a proposal to advance board diversity and enhance transparency of board diversity statistics through new listing requirements. If approved by the SEC, the proposed rule would require certain Nasdaq-listed companies to annually disclose diversity statistics regarding their directors’ voluntary self-identified characteristics and include at least two diverse directors on their boards of directors or publicly disclose why their boards of directors do not include diverse directors. Under the proposed rule, a diverse director is someone who self-identifies either as female, Black or African American, Hispanic or Latinx, Asian, Native American or Alaska Native, Native Hawaiian or Pacific Islander, or two or more races or ethnicities, or lesbian, gay, bisexual, transgender or a member of the queer community. Under a proposed phase-in period for companies listed on the Nasdaq Global Select Market, this disclosure requirement would require one diverse director two years after rule adoption and two diverse directors four years after rule adoption.

Our board of directors currently includes two female directors and one director from an underrepresented community. Based on the current composition of our board of directors, if we do not add at least one female director to our board of directors prior to December 31, 2021 or one additional director from an "underrepresented community" to our board of directors prior to December 31, 2022, we would be out of compliance with Senate Bill 826 or Assembly Bill 979, respectively. An initial violation of either law may result in a fine from the California Secretary of State in the amount of $100,000, with each subsequent violation resulting in a fine of $300,000. In addition, if the new Nasdaq diversity rule is adopted and our current or future diverse directors no longer serve on our board of directors we could be out of compliance with Nasdaq. Additionally, we cannot guarantee that we can recruit, attract and/or retain qualified members of the board of directors and meet gender and diversity requirements under California law or the proposed Nasdaq rule, which may expose us to financial penalties and adversely affect our reputation.

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

As of June 30, 2021, we had 70 full-time employees, including 52 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Although as of June 30, 2021 we owned four and licensed two issued patents in the United States, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued or licensed patents will not be found invalid or unenforceable if challenged.

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

Although as of June 30, 2021 we owned four and licensed two issued patents in the United States and pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. As of June 30, 2021, we had two pending United States trademark applications. Our trademark applications may not result in any trademark registrations being issued, and our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

Prior to our IPO in April 2020, there was no public market for shares of our common stock. Shares of our common stock only recently began trading on Nasdaq, but we can provide no assurance that we will be able to sustain an active trading market for our shares. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. Furthermore, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic collaborations or acquire companies, technologies or other assets by using our shares of common stock as consideration.

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
•
the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic; and
•
general economic, political, industry and market conditions.

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

As of June 30, 2021, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned approximately 53% of our outstanding common stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, our financial statements may not be comparable to emerging growth companies that elect to avail themselves of the exemption from new or revised accounting pronouncements as of public company effective dates.

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

ORIC Pharmaceuticals, Inc.

Date: August 10, 2021	By:	/s/ Jacob M. Chacko
Jacob M. Chacko, M.D.
President and Chief Executive Officer

Date: August 10, 2021	By:	/s/ Dominic Piscitelli
Dominic Piscitelli
Chief Financial Officer