Form 10-Q
period 2021-09-30
Oric Pharmaceuticals, Inc.
filed 2021-11-08
CIK 1796280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 3, 2021, the registrant had 39,381,866 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our financial performance;
•
the period over which we estimate our existing cash, cash equivalents and available-for-sale investments will be sufficient to fund our future operating expenses and capital expenditure requirements;
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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ORIC PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$241,126	$78,446
Short-term investments, available-for-sale	48,393	215,154
Prepaid expenses and other current assets	3,330	3,097
Total current assets	292,849	296,697

Investments, available-for-sale	6,956	—
Property and equipment, net	1,825	1,981
Other assets	12,550	319
Total assets	$314,180	$298,997

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$419	$757
Accrued liabilities	11,484	8,245
Total current liabilities	11,903	9,002

Other long-term liabilities	10,741	219
Total liabilities	22,644	9,221

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 39,331,585 and 36,672,415 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	513,871	456,196
Accumulated deficit	(222,337)	(166,393)
Accumulated other comprehensive loss	(2)	(31)
Total stockholders' equity	291,536	289,776
Total liabilities and stockholders' equity	$314,180	$298,997

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$12,899	$8,831	$40,113	$23,808
Acquired in-process research and development	—	12,971	—	12,971
General and administrative	5,557	3,800	15,953	9,125
Total operating expenses	18,456	25,602	56,066	45,904
Loss from operations	(18,456)	(25,602)	(56,066)	(45,904)

Other income:
Interest income, net	30	10	107	276
Other income	—	44	15	184
Total other income	30	54	122	460
Net loss	$(18,426)	$(25,548)	$(55,944)	$(45,444)
Other comprehensive gain (loss):
Unrealized (loss) gain on available-for-sale investments	(5)	(29)	29	(29)
Comprehensive loss	$(18,431)	$(25,577)	$(55,915)	$(45,473)
Net loss per share, basic and diluted	$(0.47)	$(0.84)	$(1.49)	$(2.52)
Weighted-average shares outstanding, basic and diluted	39,008,114	30,314,904	37,471,740	18,022,068

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance at December 31, 2020	—	$—	36,672,415	$4	$456,196	$(166,393)	$(31)	$289,776
Exercise of common stock options	—	—	18,411	—	16	—	—	16
Stock-based compensation expense	—	—	—	—	2,744	—	—	2,744
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	48	48
Net loss	—	—	—	—	—	(16,509)	—	(16,509)
Balance at March 31, 2021	—	$—	36,690,826	$4	$458,956	$(182,902)	$17	$276,075
Exercise of common stock options	—	—	24,786	—	58	—	—	58
Stock-based compensation expense	—	—	—	—	3,213	—	—	3,213
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(14)	(14)
Net loss	—	—	—	—	—	(21,009)	—	(21,009)
Balance at June 30, 2021	—	$—	36,715,612	$4	$462,227	$(203,911)	$3	$258,323
Issuance of common stock	—	—	2,597,402	—	50,000	—	—	50,000
Issuance costs associated with offering of common stock	—	—	-	—	(1,852)	—	—	(1,852)
Exercise of common stock options	—	—	18,571	—	99	—	—	99
Stock-based compensation expense	—	—	—	—	3,397	—	—	3,397
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	—	—	(18,426)	—	(18,426)
Balance at September 30, 2021	—	$—	39,331,585	$4	$513,871	$(222,337)	$(2)	$291,536

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity (Deficit)
Balance at December 31, 2019	19,278,606	$178,058	1,984,222	$—	$2,606	$(92,690)	$—	$(90,084)
Exercise of common stock options	—	—	13,433	—	12	—	—	12
Stock-based compensation expense	—	—	—	—	527	—	—	527
Net loss	—	—	—	—	—	(8,872)	—	(8,872)
Balance at March 31, 2020	19,278,606	$178,058	1,997,655	$—	$3,145	$(101,562)	$—	$(98,417)
Exercise of common stock options	—	—	23,200	—	39	—	—	39
Stock-based compensation expense	—	—	—	—	1,381	—	—	1,381
Initial public offering of common stock	—	—	8,625,000	1	137,999	—	—	138,000
Issuance costs associated with initial public offering	—	—	—	—	(12,790)	—	—	(12,790)
Conversion to common stock	(19,278,606)	(178,058)	19,278,606	2	178,056	—	—	178,058
Net loss	—	—	—	—	—	(11,024)	—	(11,024)
Balance at June 30, 2020	—	$—	29,924,461	$3	$307,830	$(112,586)	$—	$195,247
Exercise of common stock options	—	—	32,469	—	53	—	—	53
Stock-based compensation expense	—	—	—	—	1,681	—	—	1,681
Issuance of common stock related to acquisition	—	—	588,235	—	12,971	—	—	12,971
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(29)	(29)
Net loss	—	—	—	—	—	(25,548)	—	(25,548)
Balance at September 30, 2020	—	$—	30,545,165	$3	$322,535	$(138,134)	$(29)	$184,375

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(55,944)	$(45,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	668	736
Stock-based compensation expense	9,354	3,589
Non-cash stock consideration, acquisition	—	12,971
Loss on fixed asset disposals	2	—
Amortization of premium on investments, net	1,201	33
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,010	(1,599)
Accounts payable and accrued other liabilities	452	2,271
Net cash used in operating activities	(43,257)	(27,443)

Cash flows from investing activities:
Acquisitions of property and equipment	(550)	(256)
Purchases of investments	(32,866)	(124,640)
Sales and maturities of investments	191,500	—
Proceeds from notes receivable	—	193
Net cash provided by (used in) investing activities	158,084	(124,703)

Cash flows from financing activities:
Proceeds from issuance of common stock	50,000	138,000
Issuance costs associated with financings	(1,852)	(12,692)
Payment of deferred offering costs	—	(394)
Proceeds from stock option exercises	173	104
Net cash provided by financing activities	48,321	125,018

Net increase (decrease) in cash, cash equivalents and restricted cash	163,148	(27,128)

Cash, cash equivalents and restricted cash at beginning of period	78,446	89,159
Cash, cash equivalents and restricted cash at end of period	$241,594	$62,031

Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for purchase of property and equipment	$42	$132
Conversion of preferred stock to common stock	$—	$178,058

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

Since inception, the Company has devoted its primary efforts to raising capital, internal research and development activities and business development efforts, and has incurred significant operating losses and negative cash flows from operations. In August 2020, the Company licensed from Mirati Therapeutics, Inc. development and commercialization rights to an allosteric inhibitor program directed towards the polycomb repressive complex 2 (PRC2) and in October 2020, the Company licensed from Voronoi Inc. development and commercialization rights to a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target epidermal growth factor receptor (EGFR) and human epidermal growth factor receptor 2 (HER2) with high potency against exon 20 insertion mutations.

As of September 30, 2021, the Company had an accumulated deficit of $222.3 million. Through September 30, 2021, all of the Company’s financial support has been provided by proceeds from the issuance of common stock and from the sale of convertible preferred stock.

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

At-The-Market Sales Agreement and Offering

On May 6, 2021, the Company entered into an "at the market" (ATM) sales agreement with Jefferies LLC as the Company's sales agent, under which the Company may offer and sell from time to time up to $150 million of shares of the Company's common stock in negotiated transactions or transactions that are deemed to be an ATM offering. On July 8, 2021, the Company raised gross proceeds of $50.0 million through the sale of 2,597,402 shares in an ATM offering, with participation based on unsolicited interest received from a healthcare specialist fund. The Company sold such shares at a purchase price per share of $19.25, a premium to the market price at the time of sale. After deducting commissions and other offering expenses related to the ATM offering of $1.9 million, the net proceeds to the Company from the transaction were $48.1 million.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with maturities of 90 days or less at the time of purchase that are readily convertible into cash as cash equivalents. These investments may include money market funds, securities issued by U.S. Government agencies, corporate debt securities and commercial paper.

Cash that is restricted and not available for general operations is considered restricted cash. The Company's restricted cash is in connection to property leases and restrictions will be removed at the respective lease expiration.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the balance sheet to the total of the amount presented in the statement of cash flows, in thousands:

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents	$241,126	$62,031
Restricted cash included in other assets	468	—
Total cash, cash equivalents and restricted cash presented in the statement of cash flows	$241,594	$62,031

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

The Company determines if an arrangement is or contains a lease at inception. The Company’s operating leases with an initial term greater than one year are accounted for with operating lease right-of-use assets, operating lease liabilities and operating lease liabilities, less current portion, which are included in other assets, accrued liabilities and other long-term liabilities, respectively, on the balance sheet as of September 30, 2021. Right-of-use assets represent the right to use an underlying asset during the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date, based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate which represents an estimated rate of interest that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date.

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

In accordance with ASU 2016-13, the Company will no longer evaluate whether its available-for-sale investments in an unrealized loss position are other than temporarily impaired. Instead, the Company will assess whether such unrealized loss positions are credit-related. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss).

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

The Company recorded the transaction as an asset purchase as management concluded that all of the value received was related to a single identifiable asset. Further, as the asset was in early development at the time the license was acquired, the Company concluded that there was no alternative future use for the asset and recorded a charge to acquired in-process research and development at the closing of the transaction in August 2020 for the full $13.0 million value assigned to the shares issued in connection with Mirati License Agreement.

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

The Company recorded the transaction as an asset purchase as management concluded that all of the value received was related to a specific identifiable asset related to EGFR and HER2. Further, as the asset was in early development at the time the license was acquired, the Company concluded that there was no alternative future use for the asset and recorded a charge to acquired in-process research and development expense of $11.8 million at the closing of the transaction in October 2020, which consisted of the $5.0 million cash payment plus the $6.8 million value assigned to the shares issued in connection with Voronoi License Agreement.

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Lab equipment	$4,641	$4,396
Leasehold improvements	1,710	1,710
Computer hardware and software	212	220
Furniture and fixtures	140	140
Total property and equipment, gross	6,703	6,466
Less accumulated depreciation	(4,878)	(4,485)
Total property and equipment, net	$1,825	$1,981

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued clinical and manufacturing costs	$5,748	$3,072
Lease liabilities - short-term	1,798	—
Accrued compensation	3,263	3,723
Other accruals	675	904
Deferred rent - short-term	—	546
Total accrued liabilities	$11,484	$8,245

6. Investments, Available-for-Sale

The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. In accordance with the Company’s investment policy, it has invested funds in available-for-sale investments as of September 30, 2021 and December 31, 2020.

The Company's available-for-sale investments consisted of the following (in thousands):

September 30, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$47,656	$1	$—	$47,657
Certificates of deposit	736	—	—	736
Short-term investments, available-for-sale	$48,392	$1	$—	$48,393

U.S. treasury securities	$6,006	$—	$(3)	$6,003
Certificates of deposit	953	—	—	953
Investments, available-for-sale	$6,959	$—	$(3)	$6,956

December 31, 2020
U.S. treasury securities	$215,185	$—	$(31)	$215,154
Short-term investments, available-for-sale	$215,185	$—	$(31)	$215,154

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of September 30, 2021 and December 31, 2020. Credit loss is limited due to the nature of the investments.

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

The carrying amounts of the Company’s interest receivable, included in prepaid expenses and other current assets, accounts payable and accrued liabilities are generally considered to be representative of their fair value because of their short-term nature. The Company’s investments, which may include money market funds and available-for-sale investments consisting of U.S. treasury securities, certificates of deposit and high-quality, marketable debt instruments of corporations and government sponsored enterprises, are measured at fair value in accordance with the fair value hierarchy.

Following are the major categories of assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
September 30, 2021
Money market funds (1)	$241,126	$241,126	$—	$—	$241,126
U.S. treasury securities	53,660	53,660	—	—	53,660
Certificates of deposit	1,689	1,689	—	—	1,689
Total	$296,475	$296,475	$—	$—	$296,475
December 31, 2020
Money market funds (1)	$78,446	$78,446	$—	$—	$78,446
U.S. treasury securities	215,154	215,154	—	—	215,154
Total	$293,600	$293,600	$—	$—	$293,600

(1) Included in cash and cash equivalents in accompanying balance sheet.

No transfers between levels occurred during either of the reporting periods presented.

8. Equity Incentive Plans and Stock-Based Compensation

As of September 30, 2021, there were 1,938,448 shares available for future issuance under the 2020 Equity Incentive Plan.

The following table summarizes the option activity for the nine months ended September 30, 2021:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	3,996,174	$9.03	8.5	$99,107
Granted	1,534,842	27.42
Exercised	(61,768)	2.86
Forfeited and cancelled	(209,302)	21.20
Outstanding at September 30, 2021	5,259,946	$13.99	8.2	$47,735
Exercisable at September 30, 2021	2,149,552	$6.34	7.3	$31,542

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase common stock	5,259,946	3,959,693	5,259,946	3,959,693
Total	5,259,946	3,959,693	5,259,946	3,959,693

Stock-Based Compensation Expense

The fair value of stock option awards to employees, executives, directors, and other service providers was estimated at the date of grant using the Black-Scholes Merton option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2021	2020
Stock price	$16.61 - $35.67	$16.00 - $35.92
Risk-free interest rate	0.60% - 1.15%	3.17% - 4.45%
Expected volatility	82.88% - 88.43%	88.01% - 95.11%
Expected term (in years)	5.50 - 6.08	5.50 - 6.08
Expected dividend yield	0%	0%

The total unrecognized compensation expense related to outstanding unvested stock-based awards as of September 30, 2021, was $38.6 million, which is expected to be recognized over a weighted-average remaining service period of 2.64 years.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations and comprehensive loss for stock options for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,250	$592	$3,608	$1,406
General and administrative	2,147	1,089	5,746	2,183
Total stock-based compensation expense	$3,397	$1,681	$9,354	$3,589

9. Commitments and Contingencies

Operating Leases

The Company has operating leases for office and lab space in South San Francisco, California and office space in San Diego, California. In August 2021, the Company entered into a lease amendment for the South San Francisco facility that extended the lease term until May 2028. The lease amendment includes the option to extend the lease for one additional year. In October 2021, the Company entered into a lease amendment for the current San Diego facility that extended the lease expiration from December 2021 to February 2022. Additionally, in September 2021, the Company entered into a lease agreement for a new San Diego facility with a term of 36 months that is expected to commence in February 2022. The leases may require the Company to pay property taxes, insurance and common area maintenance. These payments are recognized as variable lease costs in the period they are incurred and are not included within lease liabilities.

As a result of the lease amendment for the South San Francisco facility, the Company's operating lease right-of-use assets and lease liabilities increased during the quarterly period. The right-of-use assets were $12.0 million as of September 30, 2021 and are recorded in the balance sheet in other assets. Lease liabilities are recorded in accrued liabilities and other long-term liabilities in the balance sheet and as of September 30, 2021 were $1.8 million and $10.7 million, respectively.

Operating lease costs for the three and nine months ended September 30, 2021 were approximately $0.5 million and $1.2 million, respectively. Cash paid for our operating leases for the nine months ended September 30, 2021 was $1.5 million. The weighted average discount rate used was 8.2% and the weighted-average remaining lease term for all operating leases was 6.61 years.

Future lease payments of operating lease liabilities as of September 30, 2021 were as follows (in thousands):

Operating Leases
2021 remaining 3 months	$492
2022	1,956
2023	2,390
2024	2,474
2025	2,561
Thereafter	6,432
Total minimum lease payments	16,305
Less: interest	3,766
Present value of lease liabilities	$12,539

Future minimum lease payments under non-cancelable operating leases as of December 31, 2020 were as follows (in thousands):

Year ending December 31,	Operating Leases
2021	$1,942
2022	686
Total minimum lease payments	$2,628

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

Our fully integrated discovery and development team is advancing a diverse pipeline of innovative therapies designed to counter resistance mechanisms in cancer by leveraging our expertise within three specific areas: hormone-dependent cancers, precision oncology and key tumor dependencies. Our lead product candidate, ORIC-101, builds upon a legacy of successful drug development by our founders in the field of nuclear hormone receptors and their efforts to elucidate the cause of resistance to the groundbreaking prostate cancer therapies that they had developed. ORIC-101 is a potent and selective small molecule antagonist of the glucocorticoid receptor (GR), which has been linked to resistance to multiple classes of cancer therapeutics across a variety of solid tumors. In 2019, we initiated two separate Phase 1b trials of ORIC-101 in combination with (1) Xtandi (enzalutamide) in metastatic prostate cancer and (2) Abraxane (nab-paclitaxel) in advanced or metastatic solid tumors. In December 2020, we selected the recommended Phase 2 dose (RP2D) and initiated the dose expansion portion of the Phase 1b trial of ORIC-101 in combination with nab-paclitaxel. In June 2021, we reported initial data from our ongoing Phase 1b study evaluating ORIC-101 in combination with nab-paclitaxel in advanced solid tumors. In January 2021, we selected the RP2D and initiated the dose expansion portion of the Phase 1b trial of ORIC-101 in combination with enzalutamide. In October 2021, we reported initial results from our ongoing Phase 1b study evaluating ORIC-101 in combination with enzalutamide in patients with metastatic prostate cancer. Our other product candidates include (1) ORIC-533, an orally bioavailable small molecule inhibitor of CD73, a key node in the adenosine pathway believed to play a central role in resistance to chemotherapy- and immunotherapy-based treatment regimens, (2) ORIC-944, an allosteric inhibitor of the polycomb repressive complex 2 (PRC2) via the embryonic ectoderm development (EED) subunit, for which we licensed development and commercialization rights from Mirati Therapeutics, Inc. (Mirati) in August 2020 (Mirati License Agreement) and (3) ORIC-114, a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target epidermal growth factor receptor (EGFR) and human epidermal growth factor receptor 2 (HER2) with high potency towards exon 20 insertion mutations, for which we licensed development and commercialization rights from Voronoi Inc. (Voronoi) in October 2020 (Voronoi License Agreement). In June 2021, the U.S. Food and Drug Administration (FDA) cleared the Investigational New Drug Application (IND) for ORIC-533 and we plan to pursue a single agent clinical development plan in multiple myeloma. We expect to enroll the first patient in this trial during the fourth quarter of 2021. In November 2021, we filed a Clinical Trial Application (CTA) for ORIC-114. We also expect to file an IND for ORIC-944 in the fourth quarter of 2021. Beyond these product candidates, we are developing multiple precision medicines targeting other hallmark cancer resistance mechanisms.

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

We have incurred significant losses since the commencement of our operations. Our net loss for the nine months ended September 30, 2021 was $55.9 million and we had an accumulated deficit of $222.3 million as of September 30, 2021. Our losses and accumulated deficit have resulted primarily from costs incurred in connection with research and development activities including in-licensing and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we anticipate these losses will increase significantly as we continue our development of ORIC-101, ORIC-533, ORIC-944, ORIC-114 and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

On May 6, 2021, we entered into an "at-the-market" (ATM) sales agreement with Jefferies LLC as our sales agent, under which we may offer and sell from time to time up to $150 million of our common stock in negotiated transactions or transactions that are deemed to be an ATM offering. On July 8, 2021, we raised gross proceeds of $50.0 million through the sale of 2,597,402 shares in an ATM offering, with participation based on unsolicited interest received from a healthcare specialist fund. We sold such shares at a purchase price per share of $19.25, a premium to the market price at the time of sale. After deducting commissions and other offering expenses related to the ATM offering of $1.9 million, the net proceeds we received from the transaction were $48.1 million.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Operating expenses:
Research and development	$12,899	$8,831	$4,068	$40,113	$23,808	$16,305
Acquired in-process research and development	—	12,971	(12,971)	—	12,971	(12,971)
General and administrative	5,557	3,800	1,757	15,953	9,125	6,828
Total operating expenses	18,456	25,602	(7,146)	56,066	45,904	10,162
Loss from operations	(18,456)	(25,602)	7,146	(56,066)	(45,904)	(10,162)

Total other income	30	54	(24)	122	460	(338)

Net loss	$(18,426)	$(25,548)	$7,122	$(55,944)	$(45,444)	$(10,500)

Research and Development Expenses

Research and development expenses were $12.9 million for the three months ended September 30, 2021, compared to $8.8 million for the same period in 2020, an increase of $4.1 million. The increase was primarily driven by an increase in external expenses related to the advancement of our ORIC-101 program and our other product candidates of $2.8 million, as well as higher personnel costs, including additional non-cash stock-based compensation of $0.7 million. For the nine months ended September 30, 2021, research and development expenses were $40.1 million compared to $23.8 million for the same period in 2020, an increase of $16.3 million. This increase was primarily driven by $12.8 million of additional external costs related to the advancement of ORIC-101 program and our other product candidates, as well as higher personnel costs, including additional non-cash stock-based compensation of $2.2 million.

The following table summarizes our external and internal costs for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
External costs:
ORIC-101	$3,463	$2,281	$1,182	$10,567	$5,046	$5,521
Preclinical and other unallocated costs	4,919	3,272	1,647	16,283	8,986	7,297
Total external costs	8,382	5,553	2,829	26,850	14,032	12,818
Internal costs	4,517	3,278	1,239	13,263	9,776	3,487
Total research and development expenses	$12,899	$8,831	$4,068	$40,113	$23,808	$16,305

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

Acquired In-Process Research and Development Expenses

In August 2020, we acquired the rights to certain patents and patent applications know-how from Mirati under the Mirati License Agreement. As the asset was in early development at the time the license was acquired, we concluded that there was no alternative future use for the asset and recorded a charge at the closing of the transaction for the full $13.0 million value assigned to the shares issued. For the three and nine months ended September 30, 2021, we had no similar charges.

General and Administrative Expenses

General and administrative expenses were $5.6 million for the three months ended September 30, 2021, compared to $3.8 million for the same period in 2020, an increase of $1.8 million. The increase was primarily due to higher personnel costs, including additional non-cash stock-based compensation of $1.1 million. For the nine months ended September 30, 2021, general and administrative expenses were $16.0 million compared to $9.1 million for the same period in 2020, an increase of $6.8 million. The increase was primarily due to higher personnel costs, including additional non-cash stock-based compensation of $3.6 million, and higher related costs to operate as a public company.

Liquidity and Capital Resources

Sources of Liquidity

On May 6, 2021, we entered into an ATM sales agreement with Jefferies LLC as our sales agent, under which we may offer and sell from time to time up to $150 million of our common stock in negotiated transactions or transactions that are deemed to be an ATM offering. On July 8, 2021, we raised gross proceeds of $50.0 million, before deducting commissions and other offering expenses, through the sale of 2,597,402 shares in an ATM offering, with participation based on unsolicited interest received from a healthcare specialist fund. We sold such shares at a purchase price per share of $19.25, a premium to the market price at the time of sale.

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

We expect our current cash, cash equivalents and available-for-sale investments will be sufficient to fund our current operating plan into 2024. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts.

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

Cash Flows

The following table summarizes the sources and uses of our cash (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(43,257)	$(27,443)
Net cash provided by (used in) investing activities	158,084	(124,703)
Net cash provided by financing activities	48,321	125,018
Net increase (decrease) in cash, cash equivalents and restricted cash	$163,148	$(27,128)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2021 of $43.3 million was attributable to our net loss of $55.9 million, offset by non-cash expenses of $11.2 million, which was primarily driven by stock-based compensation.

Net cash used in operating activities during the nine months ended September 30, 2020 of $27.4 million was primarily attributable to our net loss of $45.4 million, offset by non-cash expenses of $17.3 million, which included $13.0 million of stock consideration paid to enter into the Mirati License Agreement and $3.6 million of stock based-compensation.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2021 of $158.1 million was primarily attributable to sales and maturities of investments, offset by purchases.

Net cash used in investing activities during the nine months ended September 30, 2020 of $124.7 million was primarily attributable to the purchase of investments.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2021 of $48.3 million was primarily attributable to the net proceeds received in connection with our ATM offering.

Net cash provided by financing activities during the nine months ended September 30, 2020 of $125.0 million was primarily attributable to the net proceeds received in connection with our IPO.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing the income we receive without significantly increasing risk. To achieve this objective, we may invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years, in accordance with an investment policy approved by our audit committee. Some of the financial instruments that we invest in could be subject to market risk, meaning that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include a variety of securities, including money market funds, government debt securities, certificates of deposit and commercial paper, all with various maturity dates. As of September 30, 2021, we had cash equivalents and available-for-sale investments of $296.5 million, consisting of interest-bearing money market funds and securities issued by the U.S. Treasury. Due to the nature of our cash equivalents and available-for-sale investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2021, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to our financial position and need for additional capital

•
our limited operating history;
•
our past and anticipated future net losses;
•
uncertainty related to our ability to generate revenue and achieve profitability; and
•
our need for substantial additional capital to finance our operations.

Risks related to discovery, development and commercialization of our product candidates

•
our substantial dependence on ORIC-101;
•
our challenges in discovering, developing and commercializing additional product candidates;
•
limitations in regulatory approval processes and product candidate approvals;
•
our clinical trials that may fail to satisfactorily demonstrate safety and efficacy;
•
our product candidates that may cause significant adverse events, toxicities or other undesirable side effects;
•
potentially negative clinical trial results and challenges related to FDA, EMA and other regulatory requirements;
•
deficiencies in audits and verification procedures of our clinical trial data;
•
adverse effects due to third parties investigating the same product candidates as us in different territories;
•
potential delays or difficulties in enrollment and/or maintenance of patients in clinical trials;
•
the impact of the COVID-19 pandemic on our operations;
•
our inability to develop effective companion diagnostic tests for our product candidates;
•
unexpected difficulties in developing ORIC-101 and other potential programs;
•
profitability challenges related to our focus on developing ORIC-101 for particular indications;
•
significant competition in the markets in which we operate;
•
production difficulties encountered by our third-party manufacturers;
•
changes in methods of product candidate manufacturing or formulation;
•
market unacceptance of our product candidates in the medical community;
•
limited market opportunities for ORIC-101 and other product candidates;
•
our inability to augment our product pipeline through acquisitions and in-licenses;
•
potential for unfavorable third-party coverage and reimbursement practices of our product candidates; and
•
limitations of our product liability and insurance coverage.

Risks related to regulatory, legal and other compliance matters

•
difficulties in our ability to obtain regulatory approval of our product candidates;
•
FDA, EMA and other regulatory authorities’ unacceptance of data from trials conducted outside their jurisdiction;
•
our inability to obtain and maintain regulatory approval of our product candidates in various jurisdictions;
•
burdens related to post-marketing regulatory requirements and oversight of our product candidates;
•
impacts of regulatory authorities’ enforcement of laws and regulations prohibiting promotion of off-label uses;

•
challenges related to FDA approval of required companion diagnostic tests;
•
challenges related to our ability to obtain Fast Track designation from the FDA for our product candidates;
•
limitations to our ability to obtain orphan drug designation or maintain orphan drug exclusivity for our product candidates;
•
any delays or barriers to secure approval for accelerated registration pathways;
•
changes to current regulations and future legislation that impact us adversely;
•
inadequate funding of regulatory agencies that may hinder timely product development or commercialization;
•
potential misconduct or noncompliance with regulatory standards by our employees and certain third parties;
•
any potential incompliance with U.S. healthcare laws and requirements;
•
any potential incompliance with environmental, health and safety laws and regulations;
•
any potential incompliance with anti-bribery, anti-corruption, export, trade sanctions and import laws or regulations; and
•
any potential incompliance with California laws or The NASDAQ Global Select Market (Nasdaq) rules governing diversity of our board of directors.

Risks related to employee matters and management of our growth

•
challenges to our ability to attract and retain highly skilled executive officers and employees;
•
difficulties in our ability to sell or market our product candidates;
•
our potential inability to grow and manage growth of our organization;
•
security or data privacy breaches of our internal systems or those of commercial third parties;
•
natural disasters and other catastrophic events that may cause damage or disruption;
•
the Securities and Exchange Commission civil enforcement action against one of our officers;
•
our potential inability to use our net operating losses and tax credits to offset future taxable income;
•
U.S. federal income tax reform and additional effort and expenses incurred as a result; and
•
complexities related to international marketing of our product candidates.

Risks related to intellectual property

•
challenges to our ability to protect our intellectual property and proprietary technologies;
•
the potentially narrow scope of patent protection we receive;
•
potential threats to our competitive advantage;
•
our ability to operate without infringing intellectual property rights and claims of infringement by third parties;
•
our potential inability to obtain or maintain rights to our product candidates through acquisitions and in-licenses;
•
costs associated with protecting or enforcing our patents and our licensors’ patents;
•
intellectual property litigation that may lead to unfavorable publicity;
•
unfavorable outcomes from necessary derivation proceedings;
•
patent reform legislation and related uncertainties and costs;
•
changes in U.S. and international intellectual property laws and related challenges;
•
claims challenging ownership of our intellectual property, including internationally;
•
patent terms and access to extensions that may not adequately protect our competitive position;
•
our patent protection and dependence on compliance with various regulations;
•
potentially limited name recognition in our markets that depend on protection of our trademarks and trade names;
•
difficulties in protecting confidentiality of our trade secrets;
•
claims of wrongful disclosure of our confidential information or trade secrets;
•
claims of wrongful hiring or disclosure or use of competitors’ confidential information or trade secrets;
•
our product development and commercialization rights that are subject to unfavorable terms and conditions of licensors;
•
potential business relationship disruptions due to failure to comply with license agreement obligations;
•
our patent protection and prosecution that may be dependent on third parties; and
•
intellectual property discovered through government funding and potential limits on our exclusive rights.

Risks related to dependence on third parties

•
our dependence on third parties for production, preclinical studies and clinical trials of our product candidates;
•
acquisitions or strategic partnerships that may increase capital requirements, dilution and debt;
•
failure to establish commercially reasonable collaborations; and
•
difficulties related to collaborations for development and commercialization of product candidates.

Risks related to the securities markets and ownership of our common stock

•
market conditions and price that may limit your ability to sell our common stock;
•
the volatility of our stock price;
•
adverse or misleading industry analyst publications regarding our business or market;
•
significant fluctuations in our operating results;
•
principal stockholders and management that may exert significant control over stockholder approval matters;
•
large sales of our stock that could cause our stock price to fall;
•
limitations related to our status as an emerging growth company and our transition after such status;
•
failure of our internal controls that could impair our ability to produce accurate financial statements;
•
limitations of our disclosure controls and procedures;
•
liabilities related to securities litigation;
•
our intention not to pay dividends;
•
provisions of our certificate of incorporation and bylaws that may prevent or delay a change in control; and
•
exclusive forum provisions in our bylaws that may limit stockholder ability to obtain a favorable judicial forum.

Risks related to our financial position and need for additional capital

We have a limited operating history, have not initiated or completed any large-scale or pivotal clinical trials, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability.

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2014, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. In 2019, we initiated our first two Phase 1b clinical trials for our lead product candidate, ORIC-101, and have not initiated clinical trials for any other product candidate. To date, we have devoted substantially all of our resources to research and development activities, including with respect to the preclinical and clinical development of ORIC-101, ORIC-533, ORIC-944, ORIC-114 and our other future product candidates, in-licensing of external programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private placements of our convertible preferred stock and the sale of our common stock in our initial public offering (IPO) in April 2020 and our public offering in November 2020. Our net loss was $55.9 million for the nine months ended September 30, 2021, and as of September 30, 2021, we had an accumulated deficit of $222.3 million. Our lead product candidate, ORIC-101, is in early-stage clinical trials and in June 2021, the U.S. Food and Drug Administration (FDA) cleared an Investigational New Drug Application (IND) for our product candidate, ORIC-533. In November 2021, we filed a Clinical Trail Application (CTA) for our product candidate, ORIC-114. In the fourth quarter of 2021, we plan on filing an IND with the FDA for our product candidate, ORIC-944. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of September 30, 2021, we had $296.5 million in cash, cash equivalents and available-for-sale investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and available-for-sale investments will be sufficient to fund our operations into 2024. Our estimate as to how long we expect our existing cash, cash equivalents, and available-for-sale investments, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

For example, in our Phase 1b trial of ORIC-101 in combination with nab-paclitaxel in advanced or metastatic solid tumors, as of the data cutoff date of April 21, 2021, treatment-related adverse events were primarily Grade 1 or 2, with only three Grade 3 events, which all resolved with dose interruption. In our Phase 1b trial of ORIC-101 in combination with enzalutamide in advanced or metastatic solid tumors, as of the data cutoff date of August 20, 2021, treatment-related adverse events were primarily Grade 1 or 2, with only four Grade 3 events, which all resolved with dose interruption.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials, such as the interim data from our Phase 1b clinical trials of ORIC-101. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we may report tumor responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For instance, we have developed a proprietary immunohistochemistry (IHC) assay that measures GR protein expression levels as well as a proprietary GR gene activation signature that measures GR signaling activity, both of which are being utilized in our ongoing clinical trials and may be used for patient selection in future clinical trials, and utilizing such biomarker-driven identification and/or certain highly specific criteria related to the stage of disease progression may limit patient populations eligible for our clinical trials. Additionally, our approach of identifying and selecting a subset of prostate cancer patients more likely to benefit from ORIC-101 by measuring levels of AR and other tumor markers and GR expression or gene activity is, to our knowledge, untested in oncology. If these or other strategies for patient identification prove unsuccessful, we may have difficulty enrolling or maintaining patients appropriate for ORIC-101. Similarly, enrollment in trials for our other product candidates may be limited or slower than we anticipated if laboratory biomarker tests are not available due to pandemic shortages of staff or reagents.

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

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China, resulting in significant disruptions to Chinese manufacturing and travel. COVID-19 has now spread to numerous other countries, including extensively within the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. As a result of measures imposed by the governments in affected regions, many commercial activities, businesses and schools were suspended as part of quarantines and other measures intended to contain this pandemic. Due to the continued COVID-19 pandemic, including the spread of the delta variant, we may experience disruptions that could severely impact our business and clinical trials, including:

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

Our primary operations are located in South San Francisco and San Diego. As a result of county and California stay-at-home orders being lifted, the portion of our employees that were telecommuting are in the process of returning to our physical locations at both sites. As our employees begin to return to work in our physical locations, our employees may be exposed to COVID-19 or other variants of the virus (including the delta variant), and we may face claims by such employees or regulatory authorities that we have not provided adequate protection to our employees with respect to the spread of COVID-19 at our physical locations, which may affect our business, results of operations and reputation.

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience slowdowns, shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of the ongoing COVID-19 pandemic, there could be delays in the manufacturing supply chain for ORIC-101, nab-paclitaxel or enzalutamide, which could delay or otherwise impact our ORIC-101 clinical program. We may also experience delays in procurement of materials for certain of our ongoing or planned studies of ORIC-533, ORIC-944 or ORIC-114 due to the pandemic, which could impact our ability to file an IND in the fourth quarter of 2021. Additionally, certain preclinical studies for our discovery research programs are conducted by CROs or academic institutions, some of which temporarily stopped or delayed operations during the COVID-19 pandemic. Disruptions of this nature could negatively impact the timelines of our preclinical programs. In the event of a resurgence of COVID-19 infections, it is likely that the disproportionate impact of COVID-19 on hospitals and clinical sites will have an impact on recruitment and retention for our clinical trials. For instance, we are aware of certain clinical trial sites that have temporarily stopped or delayed enrolling new patients during the COVID-19 pandemic. In addition, certain of our clinical trial sites have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in our clinical trials due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic. We and our CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA on March 18, 2020 and generally, and may need to make further adjustments in the future, including adjustments based on recently issued FDA guidance on manufacturing, supply chain, and pharmaceutical product inspections; resuming normal pharmaceutical manufacturing operations; and updates on conducting clinical trials during the COVID-19 public health emergency. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While we are currently continuing our clinical trials and seeking to add new clinical trial sites, we may not be successful in adding trial sites, may experience delays in patient enrollment or in the progression of our clinical trials, may need to suspend our clinical trials, and may encounter other negative impacts to our trials, due to the effects of the COVID-19 pandemic.

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

Additionally, if the third-party providers of therapies or therapies in development used in combination with our product candidates are unable to produce sufficient quantities for clinical trials or for commercialization of our product candidates, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects. For example, shortages in the supply of nab-paclitaxel or enzalutamide could adversely impact or delay our ongoing clinical trials and development of ORIC-101. Beginning in September 2021, Abraxane (nab-paclitaxel) has been in limited supply due to manufacturing delays. ORIC-101 is currently in a Phase 1b trial in combination with Abraxane, and certain of our clinical sites have temporarily halted screening of new patients. A prolonged shortage of Abraxane could have an adverse effect on our ability to continue the trial or continue the trial on the current timeline, among other adverse effects. In addition, for our Phase 1b trial of ORIC-101 in combination with enzalutamide in prostate cancer, we entered into a clinical trial collaboration and supply agreement with Astellas. Under the terms of the clinical trial collaboration and supply agreement, Astellas, which jointly commercializes enzalutamide in the United States with Pfizer, is providing enzalutamide for the trial. If this agreement terminates and we are unable to obtain enzalutamide on the current terms, the cost to us to conduct this trial may significantly increase.

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

In particular, there is intense competition in the field of oncology. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, universities and other research institutions. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying and in-licensing new product candidates. We expect to face competition from existing products and products in development for each of our programs. For ORIC-101, we are aware of several other clinical-stage GR antagonists being developed by Corcept Therapeutics. To our knowledge, there are no GR antagonists approved for the treatment of cancer and the most advanced GR antagonist in development for cancer is in a Phase 3 clinical trial. For ORIC-533, we are aware of several companies developing antibodies against this target, including AstraZeneca, Bristol-Myers Squibb, Novartis in collaboration with Surface Oncology, Incyte Corporation, Corvus Pharmaceuticals, Innate Pharma, Tracon Pharmaceuticals in collaboration with I-Mab Biopharma, Gilead Sciences, Akeso and Symphogen. Other companies, such as Arcus Biosciences, Calithera Biosciences and Merck through its acquisition of Peloton Therapeutics, have small-molecule programs against this target. For ORIC-944, we are aware of several companies developing inhibitors against PRC2 via EZH2 inhibition that are currently in clinical trials, including Epizyme, Constellation Pharmaceuticals, Daiichi Sankyo, Pfizer, Shanghai HaiHe Pharmaceutical and Jiangsu Hengrui Medicine Co. To our knowledge, only Novartis has an allosteric PRC2 inhibitor in a clinical trial for patients with cancer. For ORIC-114, we are aware of several companies developing inhibitors against exon 20 insertion mutations that are currently in clinical trials, including Takeda, Spectrum Pharmaceuticals, The Janssen Pharmaceutical Companies of Johnson & Johnson, Rain Therapeutics, Dizal Pharmaceuticals Co., Ltd., Cullinan Oncology, ArriVent Biopharma and Black Diamond Therapeutics. Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources, and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in our field before we do.

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

The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production or supply chain. If any of our third-party manufacturers encounter such difficulties, our ability to provide adequate supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.

Manufacturing drugs, especially in large quantities, is complex and may require the use of innovative technologies. Each lot of an approved drug product must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing drugs requires facilities specifically designed for and validated for this purpose, as well as sophisticated quality assurance and quality control procedures. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. The use of biologically derived ingredients can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination. Additionally, we may experience supply chain disruptions or slowdowns, including related manufacturing, logistics, labor supply or other factors related to the supply chains of products and materials that we use. If our third-party manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization as a result of these challenges, or otherwise, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, HHS and CMS issued final rules in November and December of 2020 that were expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. The Biden administration has also implemented a regulatory rule freeze for all federal agency rules that had not gone into effect as of January 20, 2021. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business, and expose us to greater liability.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2021, we had 74 full-time employees, including 52 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our Chief Financial Officer and Chief Business Officer were subpoenaed for information by the Securities and Exchange Commission on a matter unrelated to ORIC.

Our Chief Financial Officer and Chief Business Officer each received subpoenas for documents and information, in their personal capacities, from the SEC in March and April 2020 related to an SEC investigation into the trading of securities of certain other companies. On August 17, 2021, our Chief Financial Officer received a letter from the SEC indicating that the SEC had concluded its investigation as to him without recommending further action. On the same date, the SEC filed a civil enforcement action against our Chief Business Officer. The SEC’s civil enforcement action may become time consuming and distracting for our Chief Business Officer, and if such action is successful, he could be subject to fines, penalties and the imposition of restrictive sanctions that may affect his ability to serve as an officer of our company.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.

Our net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our NOLs generated in tax years beginning prior to January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and therefore could expire unused. Under tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act) as amended by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. As of December 31, 2020, we had available NOL carryforwards of $130.8 million, of which $89.2 million do not expire. We also have available California NOL carryforwards of approximately $132.0 million as of December 31, 2020, which begin to expire in 2034 and are subject to limitation on use.

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

Although as of September 30, 2021 we owned eight and licensed three issued patents in the United States, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued or licensed patents will not be found invalid or unenforceable if challenged.

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

Although as of September 30, 2021 we owned eight and licensed three issued patents in the United States and pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. As of September 30, 2021, we had two pending United States trademark applications. Our trademark applications may not result in any trademark registrations being issued, and our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

As of September 30, 2021, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned approximately 50% of our outstanding common stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

On May 6, 2021, we entered into an "at the market" (ATM) sales agreement with Jefferies LLC as our sales agent, under which we may offer and sell from time to time up to $150 million of shares of our common stock in negotiated transactions or transactions that are deemed to be an ATM offering. On July 8, 2021, we raised gross proceeds of $50.0 million through the sale of 2,597,402 shares in an ATM offering, with participation based on unsolicited interest received from a healthcare specialist fund. We sold such shares at a purchase price per share of $19.25, a premium to the market price at the time of sale. After deducting commissions and other offering expenses related to the ATM offering of $1.9 million, the net proceeds to us from the transaction were $48.1 million. We currently intend to use the net proceeds from the sale of the shares, together with our existing cash, cash equivalents and available-for-sale investments, to fund the continued development of our lead product candidate, ORIC-101, and the continued development of three other product candidates, ORIC-533, ORIC-944 and ORIC-114, through data readouts expected in the 2022 to 2023 timeframe, and to fund other research and development activities, as well as for working capital and other general corporate purposes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	First Amendment to Lease between the Registrant and Britannia Pointe Grand Limited Partnership, dated August 12, 2021	8-K	001-39269	10.1	August 16, 2021
10.2	2020 Employee Stock Purchase Plan and forms of agreement thereunder
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	INLINE XBRL Instance Document
101.SCH	INLINE XBRL Taxonomy Extension Schema Document
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIC Pharmaceuticals, Inc.

Date: November 8, 2021	By:	/s/ Jacob M. Chacko
Jacob M. Chacko, M.D.
President and Chief Executive Officer

Date: November 8, 2021	By:	/s/ Dominic Piscitelli
Dominic Piscitelli
Chief Financial Officer