Form 10-K
period 2021-12-31
Oric Pharmaceuticals, Inc.
filed 2022-03-21
CIK 1796280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on June 30, 2021 (the last day of the registrant’s most recently completed second fiscal quarter) was $521.6 million.

The number of shares of registrant’s Common Stock outstanding as of March 16, 2022 was 39,434,149.

Portions of the Registrant’s Definitive Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2021 fiscal year ended December 31, 2021.

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
•
the timing, progress and results of preclinical studies and clinical trials for ORIC-533, ORIC-114, ORIC-944 and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
•
the timing, scope and likelihood of regulatory filings and approvals, including timing of Investigational New Drug, or IND, or Clinical Trial Application, or CTA, applications and final Food and Drug Administration, or FDA, approval of ORIC-533, ORIC-114, ORIC-944 and any other future product candidates;
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
•
our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering ORIC-533, ORIC-114, ORIC-944 and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
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
•
the pricing and reimbursement of ORIC-533, ORIC-114, ORIC-944 and other product candidates we may develop, if approved;

ii

•
the rate and degree of market acceptance and clinical utility of ORIC-533, ORIC-114, ORIC-944 and other product candidates we may develop;
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

iii

PART I

Item 1. Business.

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

Our fully integrated discovery and development team is advancing a diverse pipeline of innovative clinical and discovery stage therapies designed to counter resistance mechanisms in cancer by leveraging our expertise within three specific areas: hormone-dependent cancers, precision oncology and key tumor dependencies. Our clinical stage product candidates include:

•
ORIC-533, an orally bioavailable small molecule inhibitor of CD73, a key node in the adenosine pathway believed to play a central role in resistance to chemotherapy- and immunotherapy-based treatment regimens. In the second quarter of 2021, the U.S. Food and Drug Administration (FDA) cleared the Investigational New Drug Application (IND) for ORIC-533, and we are enrolling patients in a Phase 1b trial as a single-agent in multiple myeloma. We expect to report initial Phase 1b data from this trial in the first half of 2023.
•
ORIC-114, a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target epidermal growth factor receptor (EGFR) and human epidermal growth factor receptor 2 (HER2) with high potency towards exon 20 insertion mutations, for which we licensed development and commercialization rights from Voronoi Inc. (Voronoi) in October 2020 (Voronoi License Agreement). In the fourth quarter of 2021, we filed a Clinical Trial Application (CTA) in South Korea for ORIC-114, which was cleared in the first quarter of 2022. We are pursuing a Phase 1b single agent trial which will enroll patients with advanced solid tumors with EGFR and HER2 exon 20 alterations or HER2 amplifications and will allow patients with CNS metastases that are either treated or untreated but asymptomatic. We expect to report initial Phase 1b data from this trial in the first half of 2023.
•
ORIC-944, an allosteric inhibitor of the polycomb repressive complex 2 (PRC2) via the embryonic ectoderm development (EED) subunit, for which we licensed development and commercialization rights from Mirati Therapeutics, Inc. (Mirati) in August 2020 (Mirati License Agreement). We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021, and we are pursuing a single-agent clinical development plan in prostate cancer. We expect to report initial Phase 1b data from this trial in the first half of 2023.

Beyond these clinical stage product candidates, we are developing multiple discovery stage precision medicines targeting other hallmark cancer resistance mechanisms.

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

We are building a portfolio of novel agents targeting multiple resistance mechanisms by leveraging our specialized expertise in hormone-dependent cancers, precision oncology and key tumor dependencies:

•
Hormone-dependent cancers: Two of our founders, Drs. Charles Sawyers and Richard Heyman, are leading experts in nuclear hormone receptors and hormone-dependent cancers. They previously co-founded two oncology companies, Aragon (acquired by Johnson & Johnson in 2013) and Seragon (acquired by Roche in 2014), that developed therapeutics targeting two nuclear hormone receptors, the androgen receptor (AR) and estrogen receptor (ER), respectively, the former effort leading to the approved drug Erleada (apalutamide). Our product candidate ORIC-944 is an allosteric inhibitor of PRC2 via EED and is being developed as a potential treatment for advanced prostate cancer. Additionally, we have a discovery stage program focused on the synthetic lethal inhibition of PLK4 for TRIM37 amplified breast cancers and other solid tumors. Given the breadth of solid tumor indications in which hormone signaling pathways have been implicated in driving disease, or in the development of resistance, we believe our differentiated insight into this biology is a crucial component of our future success.

•
Precision oncology: Our precision medicine approach of utilizing biomarkers for demonstration of target and pathway engagement and ultimately for patient selection is rooted in our management team’s prior experience at Ignyta (acquired by Roche in 2018) in successfully developing Rozlytrek (entrectinib), which was approved by the U.S. Food and Drug Administration (FDA) for the treatment of ROS1-positive metastatic non-small cell lung cancer (NSCLC) and neurotrophic tyrosine receptor kinase (NTRK)-positive solid tumors in 2019. Similarly, our product candidate, ORIC-114, a brain penetrant, irreversible inhibitor designed to selectively target EGFR and HER2 with high potency against exon 20 insertion mutations, is being developed in genetically defined patient populations, including NSCLC and breast cancer. Our team’s experience in precision oncology dates back decades, including Dr. Sawyers’ pivotal role in the development of Gleevec (imatinib) and Sprycel (dasatinib). We believe our team’s expertise and experience in precision oncology will allow us to develop drugs with a higher probability of clinical success within biomarker-defined patient populations, while also potentially reducing the time and cost of development.

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

Our portfolio currently consists of multiple internally discovered and in-licensed programs targeting key resistance mechanisms in cancer. Our product candidates are shown in the figure below:

Our most advanced discovery and research programs are shown in the figure below:

CD73 inhibitor program: ORIC-533

Many cancers usurp the anti-inflammatory adenosine pathway to avoid detection by the immune system, thereby reducing the effectiveness of certain chemotherapy- and immunotherapy-based treatments. Accumulation of adenosine in the tumor microenvironment is implicated in local immune suppression that leads to tumor growth. CD73 is an enzyme that controls the rate at which extracellular adenosine is produced and its overexpression is associated with poor prognosis in several cancers, including TNBC, NSCLC, multiple myeloma, melanoma and prostate, among others. Several global pharmaceutical companies are developing anti-CD73 antibodies, but due to significant medicinal chemistry challenges, to our knowledge, only one additional orally bioavailable inhibitor of CD73 is in clinical development. With our resistance platform capabilities, our medicinal chemistry team created a differentiated compound that is both potent and orally bioavailable. Our product candidate ORIC-533, is an orally bioavailable small molecule inhibitor of CD73 that has demonstrated more potent adenosine inhibition in vitro compared to an antibody-based approach and other small molecule CD73 inhibitors. In the second quarter of 2021, the U.S. Food and Drug Administration (FDA) cleared the Investigational New Drug Application (IND) for ORIC-533, and we are pursuing a single-agent clinical development plan in multiple myeloma.

Brain penetrant EGFR/HER2 program: ORIC-114

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

ORIC-114 is a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target EGFR and HER2 with high potency against exon 20 insertion mutations. ORIC-114 has demonstrated greater brain exposure in preclinical studies compared to certain other compounds being developed against exon 20 mutations and has shown strong anti-tumor activity in an EGFR-driven intracranial lung cancer model. ORIC-114 has also demonstrated strong anti-tumor activity in both a subcutaneous and intracranial HER2-positive breast cancer model. In the fourth quarter of 2021, we filed a CTA for ORIC-114 in South Korea, which was cleared in the first quarter of 2022. We are pursuing a Phase 1b single agent trial which will enroll patients with advanced solid tumors with EGFR or HER2 exon 20 alterations or HER2 amplification and will allow patients with CNS metastases that are either treated or untreated but asymptomatic.

PRC2 inhibitor program: ORIC-944

The dysregulation of PRC2 methyltransferase activity can lead to tumorigenesis in a wide range of cancers including prostate cancer, breast cancer, and hematological malignancies. PRC2 is composed of two druggable subunits: EED and EZH2. Several companies are developing EZH2 inhibitors; however, the pharmacologic properties of these compounds result in high doses that achieve only partial target inhibition in the clinic. Additionally, preclinical studies suggest drug resistance to EZH2 inhibitors may develop via EZH1 bypass compensation or acquired mutations in EZH2. Allosteric inhibition of EED impacts the assembly, stabilization, and activation of PRC2, and may have benefits over EZH2-mediated inhibition of PRC2. ORIC-944 is a potent and selective allosteric inhibitor of PRC2 via the EED subunit and is efficacious in androgen-insensitive and enzalutamide-resistant prostate cancer models in preclinical studies. We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021, and we are pursuing a single-agent clinical development plan in treatment-resistant prostate cancer.

GR antagonist program: ORIC-101

ORIC-101, a potent and selective GR antagonist, with two distinct mechanisms of action was being evaluated in two Phase 1b trials in combination with: (1) Xtandi (enzalutamide) in metastatic prostate cancer and (2) Abraxane (nab-paclitaxel) in advanced or metastatic solid tumors.

In March 2022, based on planned interim analyses from the two Phase 1b studies, it was determined that while the combination regimens were generally well tolerated, they did not demonstrate sufficient clinical activity to support further development, and we announced the decision to discontinue further development of ORIC-101.

Other preclinical programs

In addition to our product candidates, we are leveraging our resistance platform in pursuit of multiple discovery research programs that focus on our expertise within hormone-dependent cancers, precision oncology and key tumor dependencies. These programs highlight our medicinal chemistry and structure-based design expertise, and thus for the most part utilize a small molecule therapeutic approach to target oncogenic drivers in solid tumors like prostate, breast, and lung cancer that relapse with innate, acquired or bypass resistance. Our most advanced small molecule discovery research programs are currently in lead optimization.

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
•
Advancing our product candidates as rapidly as possible through clinical development. In 2021, we filed and cleared INDs with the FDA for ORIC-533, an orally bioavailable small molecule inhibitor of CD73, and ORIC-944, a potent and selective allosteric inhibitor of polycomb repressive complex 2 (PRC2), that targets its regulatory embryonic ectoderm development (EED) subunit. We also filed a CTA in South Korea for ORIC-114, a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target EGFR and HER2 with high potency towards exon 20 insertion mutations which was cleared in the first quarter of 2022. For ORIC-533 we are enrolling patients in a Phase 1b trial as a single-agent in multiple myeloma. For ORIC-114 we are pursuing a Phase 1b single agent trial which will enroll patients with advanced solid tumors with EGFR and HER2 exon 20 alterations or HER2 amplifications and will allow patients with CNS metastases that are either treated or untreated but asymptomatic. For ORIC-944 we are pursuing a single-agent clinical development plan in prostate cancer. We expect to report initial Phase 1b data from these three programs in the first half of 2023. Where possible we plan to pursue accelerated development strategies in areas of high unmet need.
•
Leveraging our resistance platform in building the leading, fully integrated company focused on delivering innovative medicines that aim to overcome resistance in cancer. As of December 31, 2021, we had 78 full-time employees, including world-class discovery, preclinical and clinical development teams, encompassing all major functions necessary to take a molecule from target identification through registrational clinical trials. Together, they bring in-house expertise in medicinal chemistry, biology, translational medicine, computational chemistry, in vitro and in vivo pharmacology, computational biology, biomarker development and CMC. We have also established internal expertise in clinical development, clinical operations, pharmacovigilance, clinical pharmacology, regulatory and quality. The members of our research and development organization have collectively led and contributed to dozens of IND filings and multiple drug approvals in oncology. These internal capabilities led to the discovery and clinical development of our first product candidate and will enable us to continue to expand and advance our portfolio of additional product candidates.
•
Continuing to expand our portfolio of product candidates through both internal research activities and business development efforts. Our internally generated product candidates include, ORIC-533, an orally bioavailable small molecule inhibitor of CD73. We also continue to advance our other internally generated programs as well as expand our pipeline through internal discovery activities. Simultaneously, we believe that accessing external innovation and expertise is important to our success. For example, we have in-licensed Mirati’s allosteric PRC2 program, including a lead product candidate now designated ORIC-944, as well as Voronoi’s EGFR and HER2 exon 20 insertion mutation program, including a lead product candidate now designated ORIC-114. We will continue to leverage our leadership team’s prior business development experience as we evaluate potential in-licensing and acquisition opportunities to further expand our portfolio. We aim to be the partner of choice for academic groups and companies in the field of cancer resistance.
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
•
Evaluating opportunities to accelerate development timelines and enhance the commercial potential of our programs in collaboration with third parties. We own or license full worldwide development and commercialization rights to each of our programs (other than with respect to our brain penetrant EGFR and HER2 program, ORIC-114, for which we own exclusive rights worldwide excluding the People's Republic of China, Hong Kong, Macau and Taiwan (the ORIC Territory)). We have established collaborations and intend to continue evaluating opportunities to work with partners that meaningfully enhance our capabilities with respect to the development and commercialization of our product candidates. In addition, we intend to commercialize our product candidates in key markets either alone or with partners in order to maximize the worldwide commercial potential of our programs.

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

Overview of key resistance mechanisms and ORIC team’s prior relevant experience

•
Innate resistance occurs when a key tumor dependency is not addressed, such as a driver mutation with no available targeted therapeutic. An example of a drug targeting innate resistance is Rozlytrek, developed by Ignyta for patients with ROS1-positive, metastatic NSCLC and NTRK gene fusion-positive solid tumors. We believe these innate resistance targets have a higher probability of technical success than other cancer targets, hold potential for meaningful clinical outcomes, and have the potential for rapid clinical development and approval timelines. Innate resistance targets have been the subject of a number of targeted therapies that have been approved over the past couple of decades. Studies have shown that treatments that target and inhibit unaddressed driver mutations have high response rates with generally good durability, including in a resistant setting. This efficacy in a refractory patient population in turn has been shown to enable a shorter development pathway, with many such agents being approved based upon single arm trials of modest size. New advances in small molecule drug discovery have created an opportunity to better target next-generation oncogenic drivers. Our pipeline includes several programs targeting innate resistance including ORIC-533, our orally bioavailable small molecule CD73 inhibitor, which we designed to address adenosine-driven innate resistance to chemotherapy- and immunotherapy-based treatment regimens and is being developed for multiple myeloma; ORIC-114, our brain penetrant, orally bioavailable, irreversible inhibitor designed to address innate resistance related to exon20 insertion mutations of EGFR and HER2 in lung and other tumors as well as HER2-positive breast cancer, and; ORIC-944, our allosteric inhibitor of PRC2, which was designed to address innate resistance related to PRC2 dysregulation in prostate and other tumors. While other therapies targeting innate resistance have shown technical success, our programs are distinct from other therapies and there is no guarantee that our product candidates will be approved, are more likely to receive FDA approval than other potential product candidates, or if approved, will be approved quickly.

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

Hormone-dependent cancers

Two of our founders, Drs. Sawyers and Heyman, are leading experts in hormone-dependent cancers. They previously co-founded two oncology companies, Aragon and Seragon, that developed therapeutics targeting two nuclear hormone receptors, AR and ER, respectively. Following the acquisitions of Aragon—whose lead product, Erleada, was ultimately approved for prostate cancer—and Seragon, whose lead product candidates were being developed for breast cancer, Drs. Sawyers and Heyman founded ORIC.

Given the breadth of resistance in hormone driven cancers, we believe our differentiated insight into this biology is a crucial component of our future success. Our programs include the product candidate ORIC-944 being developed for prostate cancer and a discovery stage program focused on the synthetic lethal inhibition of PLK4 for TRIM37 amplified breast cancers.

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

Our emphasis on a precision oncology approach to the mechanisms that underlie cancer resistance enables us to develop biological methods and assays that can be employed in the selection of appropriate patients for our development candidates rather than relying solely on limited clinical diagnosis information. For example, like many cancers, prostate cancer is a heterogeneous disease with different pathways contributing to potential resistance mechanisms to anti-androgen therapy that may vary from patient to patient or evolve over the course of a patient’s treatment history. We intend to apply a precision oncology approach to the advancement of our entire pipeline.

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

Our understanding of key tumor dependencies has also led to the development of an orally bioavailable small molecule inhibitor of CD73, ORIC-533, that targets adenosine within a key metabolic pathway upon which tumors become dependent. Many cancers usurp the anti-inflammatory adenosine pathway to avoid detection by the immune system, thereby reducing the effectiveness of certain chemotherapy and immunotherapy-based treatments. Accumulation of adenosine in the tumor microenvironment is implicated in local immune suppression that leads to tumor growth. CD73 is an enzyme that controls the rate at which extracellular adenosine is produced and its overexpression is associated with poor prognosis in several cancers, including TNBC, NSCLC, multiple myeloma, melanoma and prostate, among others. In addition to our CD73 program, we are developing multiple programs focused on addressing key dependencies in solid tumors, defined as either unaddressed drivers of innate resistance, acquired mutations or bypass mechanisms that cause relapse.

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

Rationale for targeting CD73 in oncology

Many cancers usurp the anti-inflammatory adenosine pathway to avoid detection by the immune system, thereby reducing the effectiveness of certain chemotherapy- and immunotherapy-based treatments. Accumulation of adenosine in the tumor microenvironment is implicated in local immune suppression that leads to tumor growth. As shown in the figure below, CD73 is an enzyme that controls the rate at which extracellular adenosine is produced, and its overexpression is associated with poor prognosis in several cancers, including TNBC, NSCLC, multiple myeloma, melanoma and prostate, among others. Several global pharmaceutical companies are developing anti-CD73 antibodies, but due to significant medicinal chemistry challenges, to our knowledge, only one orally bioavailable inhibitor of CD73 is in clinical development. With our resistance platform capabilities, our medicinal chemistry team created a differentiated compound that is both potent and orally bioavailable.

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

Source: ORIC data using syngeneic EG7 tumor model, AACR June 2020 abstract 10268, poster LB-115

*: p<0.005. ***: p = 0.0006. ****: p < 0.0001.

In the figure above on the left, daily CD73 inhibitor treatment with our product candidate ORIC-533 significantly impairs syngeneic tumor growth and tumor size as an orally dosed single-agent. Evaluation of tumors at the end of study, on the right above, show the depletion of adenosine and corresponding increase in T cells in the tumor microenvironment.

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

Source: ORIC data, AACR June 2020 abstract 4317, poster 1023

*: Bowman et al, 2019. **: WO2019246403A1 Compound 9. ***: WO2019168744A1 Example 2

The above figure demonstrates the results of a series of preclinical experiments that we conducted evaluating ORIC-533, AB680, Calithera, and Eli Lilly compounds across a variety of properties that we believe to be important in developing a potent and efficacious CD73 inhibitor. In the figure and table on the left above, human PBMCs, H1568 NSCLC cells, and human CD8+ T cells were pre-treated with compounds for 15 minutes, followed by addition of 10 uM AMP/5 uM EHNA for 1 hour. Adenosine in supernatant was quantified by LC-MS/MS. The biochemical binding assay was carried out with purified CD73 protein and compounds assessed at a wide concentration range to calculate IC50. In the figure on the above right, human PBMC-derived CD8+ T cells were activated for 24 hours with tetrameric anti-CD3/CD28/CD2 antibodies in serum free media, labeled with CellTrace™ Violet and plated onto 96-well plates. Compounds at varying concentrations and 1 millimolar AMP were added, and cells incubated for 72-96 hours. T cell proliferation was quantified by flow cytometry. TNFa cytokine production in cell supernatants was measured by Meso Scale Discovery immunoassay.

In the second quarter of 2021, the U.S. Food and Drug Administration (FDA) cleared the Investigational New Drug Application (IND) for ORIC-533, and we are pursuing a single-agent clinical development plan in multiple myeloma.

In the fourth quarter of 2021, we presented data supporting the therapeutic potential of ORIC-533 in multiple myeloma. Key highlights included:

•
Patient samples from multiple myeloma demonstrated that the tumor environment is adenosine rich and further studies have shown that high CD73 and high adenosine are associated with poor prognosis and therapeutic resistance in multiple myeloma.
•
Compelling mechanistic rationale, supported by research from Dr. Kenneth Anderson’s lab at Dana Farber Cancer Institute. As shown on the figures on the right below, ORIC CD73 inhibitor reversed adenosine driven immunosuppression and restored T-cell activity to induce killing of multiple myeloma cells from patients.

Source: Ray et al. ASH Poster (2021).

In additional ex vivo studies, mononuclear cells taken from the bone marrow of three multiple myeloma patient donors were cultured in the presence and absence of ORIC CD73 inhibitor, after which fluorescence activated cell sorting analysis was used to quantify the amount of myeloma cell death. As shown in the figure on the right below, the addition of the CD73 inhibitor induced an average of approximately 40% lysis of multiple myeloma cells in this ex-vivo patient assay. The ORIC CD73 inhibitor activity in the ex vivo assay from patients with multiple myeloma compares favorably to data previously reported with approved therapies for the treatment of multiple myeloma, including lenalidomide, bortezomib and daratumumab.

Source: Nijhof et al. Clin Cancer Res (2015) and Ray et al. ASH Poster (2021). Note: LEN, lenalidomide. DARA, daratumumab. BOR, bortezomib.

Brain penetrant EGFR/HER2 program: ORIC-114

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

In addition to the EGFR and HER2 exon 20 insertion population, HER2 amplifications are commonly observed in metastatic breast cancer and can also be observed in other malignancies such as certain gastrointestinal tumors. HER2-positive breast cancer represents approximately 25% of all breast cancers and up to half of the HER2-positive breast cancer patients develop brain metastases over the course of their disease.

Rationale for brain penetrant inhibitor of EGFR/HER2 with high potency towards exon 20 mutations

Currently, the medicines approved by the FDA specifically to treat NSCLC with EGFR or HER2 exon 20 insertion mutations provide limited benefit for patients with active brain metastases. Within NSCLC, approximately one-third of patients with exon 20 insertion mutations develop brain metastases, which contributes to poor prognosis. Several companies are developing EGFR exon 20 inhibitors; however, to our knowledge none have demonstrated significant brain exposure in patients suitable for addressing brain metastases, an area of significant unmet medical need.

Poor Clinical Response with Approved EGFR Inhibitors In NSCLC EGFR Exon 20 Insertion Patients [1]

Hazard ratio = 12.3
(p < 0.0001)
Classic EGFR Mutations: 14 months
Exon 20 insertions: 2 months
Progression-free survival (%)
Time (months)
100
80
60
40
20
0
10
20
30
40
50

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

All kinome selectivity screens were conducted on a 468 kinase panel with 1 uM of either TAK-788, poziotinib, CLN-081, BDTX-189 or ORIC-114 in a head-to-head assessment. The top 10% of hits are shown in red. Notably, ORIC-114 did not hit any of the 3F family of kinases with the potential for covalent Cys interaction in the active site.

ORIC-114 demonstrated potent anti-tumor activity in various NSCLC EGFR exon 20 insertion mutation models. In the examples below, in models carrying the variants NPH, ASV and insG, ORIC-114 demonstrated potent anti-tumor activity when dosed orally once daily at 4 mg/kg.

In the head-to-head in vivo study in an EGFR exon 20 insertion lung cancer model shown below, ORIC-114 demonstrated greater antitumor activity than BDTX-189 and CLN-081. A 90% complete response rate was observed for ORIC-114 at the well tolerated dose of 3mg/kg once daily compared to no complete responses observed for BDTX-189, and only two complete responses for CLN-081. Additionally, in the CLN-081 cohort, 25% of the animals had to come off-study due to significant weight loss. Collectively, these in vivo data indicate the potential for a broader therapeutic index of ORIC-114.

Note: LU0387 lung adenocarcinoma EGFR ex20ins H773-V774insNPH xenograft model. N = 8-10 mice per group. CR defined as < 30 mm3.

ORIC-114 was designed for brain penetrance and demonstrated potent anti-tumor activity in an intracranial NSCLC EGFR exon 19 deletion mutation in vivo model, when dosed orally at 2.5 mg/kg QD, superior to TAK-788 which was dosed orally at 30 mg/kg QD and osimertinib at 10 mg/kg QD. Efficacy was measured by quantification of the bioluminescence photon flux in mice carrying intracranial PC9-Luc tumors.

A key feature of ORIC-114 differentiation is that it was designed to optimize brain exposure across multiple parameters, including pump engagement, physicochemical properties, and free unbound fraction in the brain. Together, these compound characteristics translate in vivo into a high brain to plasma ratio in mice of nearly 1, as shown in the graph below, which depicts the free unbound fraction. Importantly, ORIC-114 high brain to plasma ratio was maintained at both 1 and 4 hours. In comparison with other clinical compounds, ORIC-114 free brain to plasma ratios are on par with osimertinib, which is deemed a CNS clinically active compound. In contrast, the free brain to plasma ratio of ORIC-114 is superior to other exon 20 directed agents such as TAK-788 and CLN-081, and is also superior to the HER2 agent, tucatinib, and its active metabolite. In summary, the limitations of current therapies to address brain metastases in both the exon 20 mutant population and the HER2-positive patient population, present an opportunity for ORIC-114.

Rationale for brain penetrant inhibitor of HER2 amplification

HER2-positive breast cancer represents approximately 25% of all breast cancers and up to half of the HER2-positive breast cancer patients develop brain metastases over the course of their disease. Most current FDA approved HER2-directed therapies are not effective at crossing the blood-brain-barrier. Recently tucatinib was approved for HER2-positive breast cancer patients with brain metastases; however, we hypothesize that tucatinib activity may be limited by modest brain exposure of the parent drug and its active metabolite. Several companies are developing HER2 inhibitors; however, to our knowledge none have demonstrated significant brain exposure suitable for addressing brain metastases, an area of significant unmet medical need.

The in vivo result shown on the figure below on the left indicates that orally dosed ORIC-114 has strong anti-tumor activity systemically in a subcutaneous HER2-positive breast cancer model, with tumor growth inhibition of 111% and two complete responses. ORIC-114 and tucatinib both demonstrate regressions in this subcutaneous model. However, in the figure below on the right, in the same HER2-positive breast cancer model with the tumors grown intracranially, oral dosing of ORIC-114 showed significant tumor growth inhibition in this intracranial model, with superior antitumor activity in the brain versus tucatinib.

In the fourth quarter of 2021, we filed a Clinical Trial Application (CTA) for ORIC-114 in South Korea, which was cleared in the first quarter of 2022.

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

Preclinical Data

ORIC-944 is a potent and selective allosteric inhibitor of PRC2 with mechanism of action via binding the EED subunit. ORIC-944 when dosed orally once a day as a single-agent significantly inhibited prostate tumor growth in androgen insensitive and enzalutamide-resistant prostate cancer models as seen in the figures below. While cross-study comparisons of preclinical data have limitations and caveats, the ORIC-944 efficacy appears to be superior to EZH2 inhibitors in the same models.

Note: ORIC-944 dose used was 200 mg/kg QD. Enzalutamide dose used was 30 mg/kg QD. ****p < 0.0001. Left graph: C4-2 xenograft model. Right graph: 22Rv1 xenograft model.

Additional preclinical studies with ORIC-944 as a monotherapy and in combination regimens are being explored. We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021, and we are pursuing a single-agent clinical development plan in metastatic prostate cancer.

GR antagonist program: ORIC-101

ORIC-101, a potent and selective GR antagonist, with two distinct mechanisms of action was being evaluated in two Phase 1b trials in combination with: (1) Xtandi (enzalutamide) in metastatic prostate cancer and (2) Abraxane (nab-paclitaxel) in advanced or metastatic solid tumors.

In March 2022, based on planned interim analyses from the two Phase 1b studies, it was determined that while the combination regimens were generally well tolerated, they did not demonstrate sufficient clinical activity to support further development, and we announced the decision to discontinue further development of ORIC-101.

Other preclinical programs

In addition to our product candidates, we are leveraging our resistance platform in pursuit of multiple discovery research programs that focus on our expertise within hormone-dependent cancers, precision oncology and key tumor dependencies. These programs highlight our medicinal chemistry and structure-based design expertise, and thus for the most part utilize a small molecule therapeutic approach to target oncogenic drivers in solid tumors like prostate, breast, and lung cancer that relapse with innate, acquired or bypass resistance. Our most advanced small molecule discovery research programs are currently in lead optimization.

•
PLK4 Program: a small molecule therapeutic intended to address a mechanism of innate resistance found in a subset of breast cancers, specifically a synthetic lethal interaction of PLK4 inhibition in tumors bearing a TRIM37 DNA amplification. Breast cancer models as well as other tumor models with this TRIM37 amplification have a key tumor dependency on PLK4 and our therapeutic approach is to inhibit this enzyme.
•
Discovery Program A: a small molecule therapeutic intended to address an acquired resistance mechanism in lung cancer that is caused by a mutation that arises in an enzyme within a subset of NSCLC patients after first-line treatment with another agent.
•
Discovery Program B: a blocking antibody that is targeting a mechanism of innate resistance caused by a gene rearrangement found in a subset of many solid tumors.

Our license agreements

Voronoi license agreement

On October 19, 2020, we entered into the Voronoi License Agreement, a license and collaboration agreement, with Voronoi. The Voronoi License Agreement gives us access to Voronoi’s preclinical stage EGFR and HER2 exon 20 insertion mutation program, including a lead product candidate now designated as ORIC-114. Under the Voronoi License Agreement, Voronoi granted us an exclusive, sublicensable license under Voronoi’s rights to certain patent applications directed to certain small molecule compounds that bind to EGFR or HER2 with one or more exon 20 insertion mutations and certain related know-how, in each case, to develop and commercialize certain licensed compounds and licensed products incorporating any such compound in the ORIC Territory, defined as worldwide other than in the People’s Republic of China, Hong Kong, Macau and Taiwan. Under the Voronoi License Agreement, Voronoi has the right to perform certain mutually agreed upon development activities. Except for Voronoi's right to participate in such development activities, we are wholly responsible for development and commercialization of licensed products in the ORIC Territory. In addition, we are obligated to use commercially reasonable efforts to develop and commercialize at least one licensed product in certain major markets in the ORIC Territory.

Our financial obligations under the Voronoi License Agreement included an upfront payment of $5.0 million in cash and the issuance to Voronoi of 283,259 shares of our common stock issued pursuant to a stock issuance agreement entered into between the parties on October 19, 2020. The number of shares issued pursuant to the stock issuance agreement was based on a price of $28.24 per share, representing a premium of 25% to the 30-day trailing volume weighted average trading price of our common stock. The shares were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act, as amended, for transactions by an issuer not involving any public offering.

Under the Voronoi License Agreement, Voronoi will be responsible for certain research and development costs up to a predetermined threshold. Upon achievement of the predetermined threshold, Voronoi has the option to opt-out of participation in and funding of future development activities. If Voronoi decides not to exercise the opt-out provision, the parties will share certain future research and development costs equally in the Republic of Korea. We are also obligated to make milestone payments to Voronoi upon the achievement of certain events. Upon the achievement of certain development and regulatory milestones with respect to the first licensed product, we are obligated to pay Voronoi up to a maximum of $111.0 million. Upon the achievement of certain commercial milestones with respect to the first licensed product, we are obligated to pay Voronoi up to a maximum of $225.0 million. If we pursue a second licensed product, we could pay Voronoi up to an additional $272.0 million in success-based milestones. In addition, we are obligated to pay royalties on net sales of licensed products in the ORIC Territory.

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

Our financial obligation under the Mirati License Agreement was an upfront payment of 588,235 shares of our common stock, issued pursuant to a stock issuance agreement entered into between the parties on August 3, 2020. The number of shares issued was based on a price of $34.00 per share, representing a premium of 10% to the 60-day trailing volume weighted average trading price of our common stock. The shares were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering. During the eighteen-month period following the date of the agreement, Mirati is subject to certain transfer restrictions, and the parties agreed to negotiate and enter into a registration rights agreement, with respect to the shares. We are not obligated to pay Mirati milestones or royalties.

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

Sales and marketing

We intend to retain significant development and commercial rights to our product candidates and, if marketing approval is obtained, to commercialize our product candidates on our own, or potentially with a partner, in the United States and other regions. We currently have no sales, marketing or commercial product distribution capabilities. We intend to build the necessary infrastructure and capabilities over time for the United States, and potentially other regions, following further advancement of our product candidates. Clinical data, the size of the addressable patient population, the size of the required commercial infrastructure and manufacturing needs may all influence or alter our commercialization plans.

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

As we advance our product candidates through development, we will consider whether to change our lack of redundant supply for the API and drug product for each of our product candidates to protect against any potential supply disruptions.

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

Our patent portfolio consists of issued patents and pending patent applications that we own or in-licensed related to ORIC-533, ORIC-114, ORIC-944 and various other compounds and programs. As of December 31, 2021, the portfolio includes 5 issued United States patents, 22 pending United States patent applications, 3 pending international patent applications filed under the Patent Cooperation Treaty (PCT application), 2 issued patents in various markets outside of the United States, and more than 50 pending patent applications in various markets outside of the United States.

As of December 31, 2021, our patent portfolio covering ORIC-533 included patents issued in the United States, along with patent applications pending in the United States, Europe, Japan, China and other markets outside of the United States. The issued United States patents covering ORIC-533 as composition of matter, pharmaceutical compositions and related methods of use are expected to expire in 2040, absent any patent term extensions for regulatory delay. Any patents that may issue from our pending patent applications related to ORIC-533 are expected to expire between 2040 and 2042, absent any patent term adjustments or extensions.

As of December 31, 2021, our patent portfolio covering ORIC-114 that we have exclusively in-licensed from Voronoi in the ORIC Territory include an issued patent in Korea, along with patent applications pending in the United States, Europe, Japan, China and other markets outside of the United States. Any patents that may issue from the pending patent applications related to ORIC-114 are expected to expire between 2040 and 2042, absent any patent term adjustments or extensions.

As of December 31, 2021, our patent portfolio covering ORIC-944 that we have exclusively in-licensed from Mirati include patents issued in Israel and the United States, along with patent applications pending in the United States, Europe, Japan, China and other markets outside of the United States. The issued United States patents covering ORIC-944 as composition of matter, pharmaceutical compositions and related methods of use are expected to expire in 2039, absent any patent term extensions for regulatory delay. Any patents that may issue from the pending patent applications related to ORIC-944 are expected to expire between 2039 and 2042, absent any patent term adjustments or extensions.

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

For ORIC-533, our orally bioavailable small molecule CD73 inhibitor, we are aware of several companies developing antibodies against this target, including AstraZeneca, Bristol-Myers Squibb, Novartis in collaboration with Surface Oncology, Incyte Corporation, Corvus Pharmaceuticals, Innate Pharma, Tracon Pharmaceuticals in collaboration with I-Mab Biopharma, Akeso, Symphogen, Innovent, Henlius Biotech and Jacobio Pharmaceuticals. Other companies, such as Arcus Biosciences, Antengene and Merck through its acquisition of Peloton Therapeutics, have small-molecule programs against this target. To our knowledge, only Antengene has an orally available, small molecule CD73 inhibitor in an active clinical trial for patients with cancer.

For ORIC-114, we are aware of two companies with an FDA approved product for patients with EGFR exon 20 insertion mutations, including Takeda and The Janssen Pharmaceutical Companies of Johnson & Johnson. We are also aware of several companies developing inhibitors against EGFR or HER2 exon 20 insertion mutations that are currently in clinical trials, including Spectrum Pharmaceuticals, Jiangsu Hengrui Medicine Co., Daiichi Sankyo, Dizal Pharmaceuticals, Cullinan Oncology, Black Diamond Therapeutics, Bayer, Allist Pharmaceuticals and Blueprint Medicines. Additionally, Seattle Genetics has an FDA approved product for the treatment of patients with HER2-positive breast cancer, including patients with brain metastases. We are also aware that Dizal Pharmaceuticals is developing a brain penetrant inhibitor currently in a clinical trial for patients with HER2-positive breast cancer.

For ORIC-944, we are aware of several companies developing inhibitors against PRC2 via EZH2 inhibition that are currently in clinical trials, including Epizyme, Constellation Pharmaceuticals (now Morphosys), Daiichi Sankyo, Pfizer, Shanghai HaiHe Pharmaceutical and Jiangsu Hengrui Medicine Co. To our knowledge, only Novartis has an allosteric PRC2 inhibitor in a clinical trial for patients with cancer.

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

Preclinical studies and IND/CTA

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

A process similar to an IND submission, review and approval is followed in filing a Clinical Trials Application (CTA) with regulatory agencies in other countries.

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

European Union and UK drug development

In addition to regulations in the United States, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside the U.S. have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. The approval process varies from country to country and the time may be longer or shorter that that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country and may require us to perform additional pre-clinical or clinical testing.

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

All granted centrally authorized marketing authorizations automatically became Great Britain (GB) marketing authorizations on 1 January 2021. Though there are several ways to obtain a marketing authorization for GB (and Northern Ireland) discussed above, the EDRCP is available for marketing authorizations approved under the centralized procedure. Under this procedure the UK's regulator, the MHRA, can rely on the decision of the European Commission on the approval of a new marketing authorization under centralized procedure for a period of two years from January 1, 2021, when determining an application for a GB marketing authorization. Applicants submit a letter of intent to submit an EDRCP to the MHRA at least 4 weeks before the submission of the application for the EDRCP marketing authorization application. The marketing authorization application is submitted after receipt of the positive opinion from the CHMP.

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

In April 2014, Regulation EU No 536/2014 (Clinical Trials Regulation) was adopted, which comes into application on January 31, 2022 and repeals the existing EU Clinical Trials Directive. The Clinical Trials Regulation is intended to simplify the current rules for clinical trial authorization and standards of performance. For instance, there will be a streamlined application procedure via a single-entry point, a European Union portal and database. The implementation of the Clinical Trials Regulation depends on confirmation of full functionality of the Clinical Trials Information System (CTIS) through an independent audit, which commenced in September 2020. The system is currently planned to go live in January 2022. The new clinical trial portal and database will be maintained by the EMA in collaboration with the European Commission and the European Union Member States. The objectives of the new Regulation include consistent rules for conducting trials throughout the European Union, consistent data standards and adverse events listing, and consistent information on the authorization status. Additionally, information on the conduct and results of each clinical trial carried out in the European Union will be made publicly available.

The main legislation that applies to clinical trials in the UK is the UK Medicines for Human Use (Clinical Trials) Regulations 2004, which transposes the Clinical Trials Directive into domestic law. Consequently, the requirements and obligations that relate to the conduct of clinical trials in the UK currently remain largely aligned with the EU position. A CTA will be required to conduct a clinical trial in the UK, together with Ethics Committee approval. However, the sponsor of a clinical trial in the UK must be established in the UK or a country on an approved list currently limited to the EU Member States plus Iceland, Liechtenstein and Norway) or appoint a legal representative who is established on one of the aforementioned countries. Clinical trials should also be registered on an established international register such as ISRCTN registry or ClinicalTrials.gov. The UK also requires the manufacture and/or importation of investigational medicinal products to be authorized. There is no mutual recognition agreement between the UK and EU on GMP, so medicines manufactured in the UK would be subject to GMP release in the EU.

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

Since its enactment, there have been legislative and judicial efforts to repeal, replace, or change some or all of the ACA. For example, on December 22, 2017, President Trump signed into law new federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act) which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently, eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018 (the BBA), among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare Part D drug plans. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On April 27, 2020, the United States Supreme Court reversed a federal circuit decision that previously upheld Congress’ denial of $12 billion in “risk corridor” funding. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, and healthcare measures promulgated by the Biden administration will impact the implementation of the ACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will stay in effect through 2030 with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, followed by 1% payment adjustment from April 1 to June 30, 2022 and resumption of the 2% adjustment beginning July 1, 2022, unless additional congressional action is taken. It is possible that additional governmental action will be taken in response to the COVID-19 pandemic, resulting in a material adverse effect on our business. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. In 2020, under the Trump administration, HHS and CMS issued final rules in November and December of 2020 that were expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against HHS challenging various aspects of the rules. The impact of these lawsuits as well as legislative, executive, and administrative actions of the current administration on us and the pharmaceutical industry as a whole is currently unknown. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Programs rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases and allowing Medicare to negotiate drug pricing for select drugs. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization. These and other health reform measures that are implemented may have a material adverse effect on our operations.

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

Environmental, Social and Governance

We believe that sustainable operations are both financially and operationally beneficial to our business, and critical to the health of the communities in which we operate. Our operations are subject to federal, state, local and foreign laws, rules and regulations relating to environmental concerns, including air emissions, wastewater discharges, solid and hazardous waste management activities, and the safety of our employees. We endeavor to take actions necessary to comply with such regulations. We seek to minimize our resource footprint at our locations with a focus on managing waste, water and energy consumption.

Employees and Human Capital

As of December 31, 2021, we had 78 full-time employees, of which 55 were engaged in research and development activities. Substantially all of our employees are located in South San Francisco, California and San Diego, California. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. In addition, we are committed to offering a comprehensive suite of benefits ranging from medical, dental, and vision coverage, disability, remote work flexibility, employee stock purchase, and life insurance programs. All employees are also eligible to participate in a Company sponsored defined contribution plan created under Section 401(k) of the Internal Revenue Code that provides for the Company to match a portion of contributions by participating employees.

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

Risks related to discovery, development and commercialization of our product candidates

•
our substantial dependence on our product candidates;
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
•
unexpected difficulties in developing our potential programs;
•
profitability challenges related to our focus on developing our product candidates for particular indications;
•
significant competition in the markets in which we operate;
•
production difficulties encountered by our third-party manufacturers;
•
changes in methods of product candidate manufacturing or formulation;
•
market unacceptance of our product candidates in the medical community;
•
limited market opportunities for our product candidates;
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
•
security or data privacy breaches or incidents impacting our internal systems or those of commercial third parties;
•
natural disasters and other catastrophic events that may cause damage or disruption;
•
the Securities and Exchange Commission civil enforcement action against one of our officers;
•
our potential inability to use our net operating losses and tax credits to offset future taxable income;
•
U.S. federal income tax reform and additional effort and expenses incurred as a result;
•
complexities related to international marketing of our product candidates;
•
the military conflict in Ukraine, and any resulting trade war, could result in increased manufacturing costs; and
•
inflation may adversely affect us by increasing our costs.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2014, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have initiated clinical trials for a limited number of our product candidates. To date, we have devoted substantially all of our resources to research and development activities, including with respect to the preclinical and clinical development of ORIC-101, ORIC-533, ORIC-114, ORIC-944 and our other future product candidates, in-licensing of external programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private placements of our convertible preferred stock and the sale of our common stock in our initial public offering (IPO) in April 2020 and our public offering in November 2020. Our net loss was $78.7 million for the year ended December 31, 2021, and as of December 31, 2021, we had an accumulated deficit of $245.1 million. In the second quarter of 2021, the U.S. Food and Drug Administration (FDA) cleared an Investigational New Drug Application (IND) for ORIC-533. In the fourth quarter of 2021, we filed a Clinical Trial Application (CTA) in South Korea for ORIC-114, which was cleared in the first quarter of 2022. We also filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

•
successful and timely completion of preclinical and clinical development of ORIC-533, ORIC-114, ORIC-944 and our other future product candidates;
•
establishing and maintaining relationships with contract research organizations (CROs) and clinical sites for the clinical development of ORIC-533, ORIC-114, ORIC-944 and our other future product candidates;
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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for ORIC-533, ORIC-114 and ORIC-944 and advance our product candidate programs. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency (EMA) or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We have not yet met with the FDA to discuss any of our product candidates or development programs, and we are not permitted to market or promote our product candidates before we receive marketing approval from the FDA. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of December 31, 2021, we had $280.4 million in cash, cash equivalents and available-for-sale investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and available-for-sale investments will be sufficient to fund our operations into the second half of 2024. Our estimate as to how long we expect our existing cash, cash equivalents, and available-for-sale investments, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Risks related to the discovery, development and commercialization of our product candidates

We were substantially dependent on the success of ORIC-101, for which we recently discontinued early stage clinical trials. We are substantially dependent on the success of our other product candidates, ORIC-533, ORIC-114 and ORIC-944. If we are unable to complete development of, obtain approval for and commercialize our product candidates for one or more indications in a timely manner, our business will be harmed.

Our future success was dependent on our ability to timely and successfully complete clinical trials for ORIC-101. However, we recently discontinued early stage clinical trials for ORIC-101. We will shift the majority of our efforts and financial resources to the research and development of ORIC-533, ORIC-114 and ORIC-944. Our future success is dependent on our ability to timely and successfully complete clinical trials, obtain marketing approval for and successfully commercialize ORIC-533, ORIC-114 and ORIC-944.

ORIC-533 is an orally bioavailable small molecule inhibitor of CD73 that has demonstrated more potent adenosine inhibition in vitro compared to an antibody-based approach and other small molecule CD73 inhibitors. In the second quarter of 2021, the FDA cleared the IND for ORIC-533, and we have initiated a Phase 1b trial as a single agent in multiple myeloma. ORIC-114 is a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target EGFR and HER2 with high potency against exon 20 mutations. In the fourth quarter of 2021, we filed a CTA for ORIC-114 in South Korea, which was cleared in the first quarter of 2022. We are pursuing a Phase 1b single agent trial which will enroll patients with advanced solid tumors with EGFR or HER2 exon 20 alterations or HER2 amplifications and will allow patients with CNS metastases that are either treated or untreated but asymptomatic. ORIC-944 is a potent and selective allosteric inhibitor of PRC2 via the EED subunit and is efficacious in androgen-insensitive and enzalutamide-resistant prostate cancer models in preclinical studies. We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021, and we are pursuing a single agent clinical development plan in prostate cancer. These product candidates will require additional clinical development, expansion of manufacturing capabilities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote ORIC-533, ORIC-114, ORIC-944, or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of our product candidates will depend on several factors, including the following:

•
the successful and timely completion of our ongoing clinical trials of our product candidates;
•
addressing any delays in our clinical trials and additional costs incurred as a result of the coronavirus-19 (COVID-19) pandemic, including those resulting from preclinical study delays and adjustment to our clinical trials;
•
the initiation and successful patient enrollment and completion of additional clinical trials of our product candidates on a timely basis;
•
maintaining and establishing relationships with CROs and clinical sites for the clinical development of our product candidates both in the United States and internationally;
•
the frequency and severity of adverse events in clinical trials;

•
demonstrating efficacy, safety and tolerability profiles that are satisfactory to the FDA, EMA or any comparable foreign regulatory authority for marketing approval;
•
the timely receipt of marketing approvals for our product candidates from applicable regulatory authorities;
•
the timely identification, development and approval of companion diagnostic tests, if required;
•
the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•
the maintenance of existing or the establishment of new supply arrangements with third-party drug product suppliers and manufacturers for clinical development and, if approved, commercialization of our product candidates;
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

We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. If we do not receive marketing approvals for our product candidates, we may not be able to continue our operations.

In addition to ORIC-533, ORIC-114 and ORIC-944, our prospects depend in part upon discovering, developing and commercializing additional product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates. All of our current programs other than ORIC-533, ORIC-114 and ORIC-944, are in research or preclinical development. A product candidate can unexpectedly fail at any stage of preclinical and/or clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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
•
adverse events in clinical trials.

Even if we successfully advance product candidates into clinical development, their success will be subject to all of the clinical, regulatory and commercial risks described elsewhere in this “Risk factors” section. Accordingly, we cannot assure you that we will ever be able to discover, develop, obtain regulatory approval of, commercialize or generate significant revenue from any product candidates.

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

For example, in studies of ORIC-101, patients experienced mild adverse events like fatigue and gastrointestinal disturbances, all of which were resolved without treatment. In clinical trials of ORIC-101, treatment-related adverse events were primarily Grade 1 or 2, which all resolved with dose interruption.

Patients in our ongoing and planned clinical trials may in the future suffer other significant adverse events or other side effects not observed in our preclinical studies or previous clinical trials. Our product candidates may be used in populations for which safety concerns may be particularly scrutinized by regulatory agencies. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients enrolled in our clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such trials, which has occurred in the past.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. For instance, we recently discontinued our ORIC-101 clinical trials, nor do we know whether ORIC-533, ORIC-114 or ORIC-944 will perform in current or future preclinical studies or future clinical trials as they have in prior preclinical studies. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates, or prevent regulatory approval.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we may report tumor responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, any product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Often done through biomarker testing, patient identification and enrollment are significant factors in the timing of clinical trials. Our ability to identify and enroll eligible patients may be limited or may result in slower enrollment than we anticipate. If patient identification proves unsuccessful, we may have difficulty enrolling or maintaining patients appropriate for our product candidates. Similarly, enrollment in trials for our product candidates may be limited or slower than we anticipated if any required laboratory biomarker tests are not available due to pandemic shortages of staff or reagents.

Enrollment of patients in our clinical trials and maintaining patients in our ongoing clinical trials may be delayed or limited as our clinical trial sites limit their onsite staff or temporarily close as a result of the COVID-19 pandemic. For instance, we were aware of certain ORIC-101 clinical trial sites that had temporarily stopped or delayed enrolling new patients in response to the COVID-19 pandemic. In addition, patients may not be able to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. These factors resulting from the COVID-19 pandemic could delay the anticipated readouts from our clinical trials and our regulatory submissions.

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

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China, resulting in significant disruptions to Chinese manufacturing and travel. COVID-19 has now spread to numerous other countries, including extensively within the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. As a result of measures imposed by the governments in affected regions, many commercial activities, businesses and schools were suspended as part of quarantines and other measures intended to contain this pandemic. Due to the continued COVID-19 pandemic, including the spread of variants, we may experience disruptions that could severely impact our business and clinical trials, including:

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

Our primary operations are located in South San Francisco and San Diego. As a result of county and California stay-at-home orders being lifted, the portion of our employees that were telecommuting are in the process of returning to our physical locations at both sites. As our employees begin to return to work in our physical locations, our employees may be exposed to COVID-19 (including variants), and we may face claims by such employees or regulatory authorities that we have not provided adequate protection to our employees with respect to the spread of COVID-19 at our physical locations, which may affect our business, results of operations and reputation.

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience slowdowns, shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of the ongoing COVID-19 pandemic, there could be delays in the manufacturing supply chain, which could delay or otherwise impact procurement of materials for certain of our ongoing or planned studies of ORIC-533, ORIC-114 or ORIC-944. Additionally, certain preclinical studies for our discovery research programs are conducted by CROs or academic institutions, some of which temporarily stopped or delayed operations during the COVID-19 pandemic. Disruptions of this nature could negatively impact the timelines of our preclinical programs. In the event of a resurgence of COVID-19 infections, it is likely that the disproportionate impact of COVID-19 on hospitals and clinical sites will have an impact on recruitment and retention for our clinical trials. For instance, we are aware of certain clinical trial sites that have temporarily stopped or delayed enrolling new patients during the COVID-19 pandemic. In addition, certain of our clinical trial sites have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in our clinical trials due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic. We and our CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA on March 18, 2020 and generally, and may need to make further adjustments in the future, including adjustments based on recently issued FDA guidance on manufacturing, supply chain, and pharmaceutical product inspections; resuming normal pharmaceutical manufacturing operations; and updates on conducting clinical trials during the COVID-19 public health emergency. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While we are currently continuing our clinical trials and seeking to add new clinical trial sites, we may not be successful in adding trial sites, may experience delays in patient enrollment or in the progression of our clinical trials, may need to suspend our clinical trials, and may encounter other negative impacts to our trials, due to the effects of the COVID-19 pandemic.

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

If we are unable to successfully develop any required companion diagnostic tests for our product candidates, experience significant delays in doing so, or rely on third parties in the development of such companion diagnostic tests, we may not realize the full commercial potential of our product candidates.

We are exploring predictive biomarkers to determine patient selection for our clinical trials and to evaluate whether a companion diagnostic test will be required for any of our product candidates. In general, the FDA expects to review and approve simultaneously NDA and pre-market approval (PMA) submissions for a therapeutic and its companion diagnostic, respectively, so any delay in diagnostic approval could delay drug approval. On April 13, 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. We will continue to evaluate the impact of this guidance on our companion diagnostic development and strategy. This guidance and future issuances from the FDA and other regulatory authorities may impact our development of a companion diagnostic for our product candidates and result in delays in regulatory approval. We may be required to conduct additional studies to support a broader claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon any of our companion diagnostic development plans or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and our business operations.

We may rely on third parties for the design, development and manufacture of companion diagnostic tests for our product candidates that require such tests. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. If we or such third parties are unable to successfully develop companion diagnostics, or experience delays in doing so, we may be unable to enroll enough patients for our current and planned clinical trials, the development of our product candidates may be adversely affected or we may not obtain marketing approval, and we may not realize the full commercial potential of our product candidates.

We may develop our programs in combination with other therapies, which exposes us to additional risks.

We may develop our programs, in combination with one or more currently approved cancer therapies or therapies in development. Patients may not be able to tolerate our product candidates in combination with other therapies or dosing of our product candidates in combination with other therapies may have unexpected consequences. Even if any of our product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

We may also evaluate our product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA, EMA or comparable foreign regulatory authorities. We will not be able to market and sell any product candidate in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

If the FDA, EMA or other comparable foreign regulatory authorities do not approve or revoke their approval of these other therapies, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with the therapies we choose to evaluate in combination with our product candidates, we may be unable to obtain approval of or successfully market any one or all of the product candidates we develop.

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

We have limited resources and are focusing our efforts on developing ORIC-533, ORIC-114 and ORIC-944, and advancing our preclinical programs. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

We are currently shifting our resources and efforts from developing ORIC-101 to developing ORIC-533, ORIC-114 and ORIC-944, and advancing our preclinical programs. As a result, because we have limited resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development activities for ORIC-533, ORIC-114, ORIC-944 and other preclinical programs, may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target markets for ORIC-533, ORIC-114, ORIC-944 or any of our other programs, we may relinquish valuable rights to that product candidate or program through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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

In particular, there is intense competition in the field of oncology. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, universities and other research institutions. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying and in-licensing new product candidates. We expect to face competition from existing products and products in development for each of our programs. For ORIC-533, we are aware of several companies developing antibodies against this target, including AstraZeneca, Bristol-Myers Squibb, Novartis in collaboration with Surface Oncology, Incyte Corporation, Corvus Pharmaceuticals, Innate Pharma, Tracon Pharmaceuticals in collaboration with I-Mab Biopharma, Akeso, Symphogen, Innovent, Henlius Biotech and Jacobio Pharmaceuticals. Other companies, such as Arcus Biosciences, Antengene and Merck through its acquisition of Peloton Therapeutics, have small-molecule programs against this target. To our knowledge, only Antengene has an orally available, small molecule CD73 inhibitor in an active clinical trial for patients with cancer. For ORIC-944, we are aware of several companies developing inhibitors against PRC2 via EZH2 inhibition that are currently in clinical trials, including Epizyme, Constellation Pharmaceuticals (now Morphosys), Daiichi Sankyo, Pfizer, Shanghai HaiHe Pharmaceutical and Jiangsu Hengrui Medicine Co. To our knowledge, only Novartis has an allosteric PRC2 inhibitor in a clinical trial for patients with cancer. For ORIC-114, we are aware of two companies with an FDA approved product for patients with EGFR exon 20 insertion mutations, including Takeda and The Janssen Pharmaceutical Companies of Johnson & Johnson. We are also aware of several companies developing inhibitors against EGFR or HER2 exon 20 insertion mutations that are currently in clinical trials, including Spectrum Pharmaceuticals, Jiangsu Hengrui Medicine Co., Daiichi Sankyo, Dizal Pharmaceuticals, Cullinan Oncology, Black Diamond Therapeutics, Bayer, Allist Pharmaceuticals and Blueprint Medicines. Additionally, Seattle Genetics has an FDA approved product for the treatment of patients with HER2-positive breast cancer, including patients with brain metastases. We are also aware that Dizal Pharmaceuticals is developing a brain penetrant inhibitor currently in a clinical trial for patients with HER2-positive breast cancer. Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources, and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in our field before we do.

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

The market opportunities for our product candidates we develop, if approved, may be limited to certain smaller patient subsets.

Cancer therapies are sometimes characterized as first-line, second-line or third-line, and the FDA often approves new therapies initially only for a particular line of use. When cancer is detected early enough, first-line therapy, such as chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. Our clinical trials for ORIC-101 were with patients who had received one or more prior treatments. There is no guarantee that product candidates we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials that may be costly, time-consuming and subject to risk.

The number of patients who have the cancers we are targeting may turn out to be lower than expected. Additionally, the potentially addressable patient population for the product candidates we develop may be limited or may not be amenable to treatment with our product candidates. Regulatory approval may limit the market of a product candidate to target patient populations when biomarker-driven identification and/or highly specific criteria related to the stage of disease progression are utilized.

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

We have conducted and still conduct clinical trials in the United States. We may choose to conduct additional clinical trials internationally, including a Phase 1b trial for ORIC-114 in South Korea and Australia. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from United States clinical trials are intended to serve as the basis for marketing approval in the foreign countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that any United States or foreign regulatory authority would accept data from trials conducted outside of its applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, if we receive marketing approval for ORIC-533 as a treatment for multiple myeloma, physicians may nevertheless use our product for their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

If we are required by the FDA to obtain approval of a companion diagnostic test in connection with approval of any of our product candidates or a group of therapeutic products, and we do not obtain or we face delays in obtaining FDA approval of a diagnostic test, we will not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.

In connection with the development of our potential product candidates, we may develop or work with collaborators to develop or obtain access to companion diagnostic tests to identify patient subsets within a disease category who may derive selective and meaningful benefit from our programs. Such companion diagnostics would be used during our clinical trials as well as in connection with the commercialization of our product candidates. To be successful in developing and commercializing product candidates in combination with these companion diagnostics, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared at the same time the product candidate is approved. To date, the FDA has required marketing approval of all companion diagnostic tests for cancer therapies. Various foreign regulatory authorities also regulate in vitro companion diagnostics as medical devices and, under those regulatory frameworks, will likely require the conduct of clinical trials to demonstrate the safety and effectiveness of our current diagnostics and any future diagnostics we may develop, which we expect will require separate regulatory clearance or approval prior to commercialization.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will stay in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, followed by 1% payment adjustment from April 1 to June 30, 2022 and resumption of the 2% adjustment beginning July 1, 2022, unless additional congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

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

Additionally, the collection and use of health data in the European Union is governed by the General Data Protection Regulation (GDPR), which extends the geographical scope of European Union data protection law to non-European Union entities under certain conditions and imposes substantial obligations upon companies and new rights for individuals. Failure to comply with the GDPR and the applicable national data protection laws of the EU Member States may result in fines up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we may process, and we may be required to put in place additional mechanisms in an effort to comply with the GDPR. This may be onerous and if our efforts to comply with GDPR or other applicable European Union laws and regulations are not successful, it could adversely affect our business in the European Union. Further, the European Court of Justice (ECJ) in 2020 invalidated the EU-U.S. Privacy Shield, which had enabled the transfer of personal data from the EU to the U.S. for companies that had self-certified to the Privacy Shield. To the extent that we were to rely on Privacy Shield, we will not be able to do so in the future, and the ECJ’s decision otherwise may impose additional obligations with respect to the transfer of personal data from the EU to the U.S., each of which could increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the EU to the U.S.

Further, the exit from the EU of the United Kingdom (UK), often referred to as Brexit, has created uncertainty regarding data protection regulation in the UK. In particular, while the UK has implemented legislation that implements and complements the GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues, aspects of data protection regulation in the UK, including with respect to cross-border data transfers, remain unclear in the medium to longer term following Brexit. The UK’s relationship with the EU may require us to incur significant costs and expenses in an effort to comply with distinct privacy and data protection requirements in the EU and UK. More generally, we may incur liabilities, expenses, costs, and other operational losses under GDPR and the privacy and data protection laws of applicable EU member states and the United Kingdom in connection with any measures we take to comply with them.

Finally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA (a) allows enforcement by the California Attorney General, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation and (b) authorizes private lawsuits to recover statutory damages for certain data breaches. While it exempts some data regulated by the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and certain clinical trials data, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in November 2020. The CPRA significantly modified the CCPA, which may require us to modify our practices and policies and may further increase our compliance costs and potential liability. Some observers note that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. In addition to the CCPA, numerous other states’ legislatures are considering similar laws that will require ongoing compliance efforts and investment. For example, in March 2021, Virginia enacted a Consumer Data Protection Act that will go into effect on January 1, 2023 and in June 2021, Colorado enacted a Colorado Privacy Act that will go into effect on July 1, 2023, both of which share similarities with the CCPA, CPRA, and legislation proposed in other states. Complying with emerging and changing legal and regulatory requirements relating to privacy, data protection and other matters may cause us to incur costs or require us to change our business practices, which could harm our business, financial condition, and results of operations and prospects.

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

If we fail to comply with California laws or Nasdaq rules governing the diversity of our board of directors, we could be exposed to financial penalties and suffer reputational harm.

In September 2018, California’s Senate Bill 826 was signed into law. Senate Bill 826 generally requires that a public company with a principal executive office in California have a minimum number of females on its board of directors, with such minimum number dependent on the size of such board of directors. By December 31, 2019, each public company with a principal executive office in California was required to have at least one female on its board of directors. By December 31, 2021, each public company with a principal executive office in California will be required to have at least two females on its board of directors if such company has at least five directors, and at least three females on its board of directors if such company has at least six directors.

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

In addition, in December 2020, Nasdaq announced that it filed with the SEC a proposal to advance board diversity and enhance transparency of board diversity statistics through new listing requirements. In August 2021, the SEC approved Nasdaq's proposal, which requires certain Nasdaq-listed companies to annually disclose diversity statistics regarding their directors’ voluntary self-identified characteristics and include at least two diverse directors on their boards of directors or publicly disclose why their boards of directors do not include diverse directors. Under the rule, a diverse director is someone who self-identifies either as female, Black or African American, Hispanic or Latinx, Asian, Native American or Alaska Native, Native Hawaiian or Pacific Islander, or two or more races or ethnicities, or lesbian, gay, bisexual, transgender or a member of the queer community. Under a phase-in period for companies listed on the Nasdaq Global Select Market, this disclosure requirement would require one diverse director two years after rule adoption and two diverse directors four years after rule adoption.

Our board of directors currently includes three female directors and two directors from an underrepresented community. Based on the current composition of our board of directors we are in compliance with Senate Bill 826 and Assembly Bill 979. Failure to maintain the required composition of our board of directors may result in a violation of such laws. An initial violation of either law may result in a fine from the California Secretary of State in the amount of $100,000, with each subsequent violation resulting in a fine of $300,000. In addition, under the Nasdaq diversity rule, if our current or future diverse directors no longer serve on our board of directors we could be out of compliance with Nasdaq. Additionally, we cannot guarantee that we can recruit, attract and/or retain qualified members of the board of directors and meet gender and diversity requirements under California law or the Nasdaq rule, which may expose us to financial penalties and adversely affect our reputation.

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

As of December 31, 2021, we had 78 full-time employees, including 55 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining and motivating additional employees;
•
managing our internal development efforts effectively, including the clinical, FDA, EMA and other comparable foreign regulatory agencies’ review process for our product candidates, while complying with any contractual obligations to contractors and other third parties we may have; and
•
improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of our product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our internal computer systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer security or data privacy breaches or incidents or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained and otherwise processed on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our data or data that is processed or maintained on our behalf, or other assets. For example, we have received phishing attacks, and companies have experienced an increase in phishing and social engineering attacks from third parties in connection with the COVID-19 pandemic, and the increase in remote working further increases security threats. If any disruption or security breach or incident were to result in any loss, destruction, unavailability, alteration, disclosure, or dissemination of, or damage to or unauthorized access, our applications, any other data processed or maintained on our behalf, or other assets, or for it to be believed or reported that any of these occurred, we could incur liability, financial harm and reputational damage and the development and commercialization of our product candidates could be delayed. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns or breaches in systems or have prevented or will prevent other cyber incidents that cause loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our data or other data processed or maintained on our behalf or other assets that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure or dissemination of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event or any other security breach or incident that leads to loss, damage, or unauthorized access to, or use, alteration, or disclosure or dissemination of, personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

Notifications and follow-up actions related to a security breach or incident could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We expect to incur significant costs in an effort to detect and prevent security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. If any disruption or security incident were to result in any disruption of our operations or loss, destruction, or alteration of, or damage or unauthorized access to, our data or other information that is processed or maintained on our behalf, or inappropriate disclosure or dissemination of any such information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in or, failure or security breach or incident of our systems or third-party systems where information important to our business operations or commercial development is stored or otherwise processed. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

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

Our net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our NOLs generated in tax years beginning prior to January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and therefore could expire unused. Under tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act) as amended by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. As of December 31, 2021, we had available NOL carryforwards of $198.2 million, of which $156.6 million do not expire. We also have available California NOL carryforwards of approximately $197.3 million as of December 31, 2021, which begin to expire in 2034 and are subject to limitation on use. In addition, we have federal and California research and development credit carryforwards totaling $6.1 million and $3.9 million, respectively. The federal credits begin to expire in 2034 unless previously utilized, while the state credits do not expire.

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

Recent legislation commonly known as the Tax Act, significantly revises the Code. The Tax Act, as amended by the CARES Act, among other things, reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limits the tax deduction for interest expense and modifies or repeals many business deductions and credits. Our financial statements included elsewhere in this periodic report reflect the effects of the Tax Act based on current guidance. However, there remain uncertainties and ambiguities in the application of certain provisions of the Tax Act and, as a result, we made certain judgments and assumptions in the interpretation thereof. The U.S. Treasury Department and the Internal Revenue Service, or the IRS, may issue further guidance on how the provisions of the Tax Act will be applied or otherwise administered, which may differ from our current interpretation. In addition, the Tax Act could be subject to potential amendments and technical corrections, any of which could materially lessen or increase certain adverse impacts of the legislation on us. Additionally, the current administration in the United States and congressional decisions made in the near future may result in increased corporate tax. For example, the current administration has proposed increasing the corporate tax rate, among other changes. If enacted, such legislation may increase the amount of tax we may owe in future taxable years, which may adversely impact our business.

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

Military conflict between Russia and Ukraine

Russia’s invasion of Ukraine has triggered significant economic sanctions from various countries. These events are contributing to volatile global economic and financial conditions. Changes in countries’ economic, trade and financial policies could trigger retaliatory actions by Russia, its allies and other affected countries, resulting in a “trade war,” “cyberwar,” escalation of the conventional military conflict, and other adverse events. The military conflict in Ukraine, and any resulting effects that may follow, could result in increased costs for, or unavailability of, certain materials used in the third-party manufacturing of our product candidates and potential product candidates in our discovery research programs. These increased costs could have a negative effect on our financial condition, and any supply interruptions could hinder our product development and make it harder for us to find favorable pricing and reliable sources for the materials needed to manufacture our product candidates and potential product candidates in our discovery research programs.

Inflation may adversely affect us by increasing our costs.

Recently, inflation has increased throughout the U.S. economy. Inflation can adversely affect us by increasing the costs of clinical trials and research, the development of our product candidates, administration and other costs of doing business. In fact, we have experienced, and continue to experience, increases in the prices of labor and other costs of doing business. In an inflationary environment, cost increases may outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. If this happens, we may need to raise additional capital to fund our operations sooner than expected.

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

Although as of December 31, 2021, we owned three and licensed two issued patents in the United States pertaining to our three product candidates, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued or licensed patents will not be found invalid or unenforceable if challenged.

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

No earlier than October 1, 2022, European patent applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court (“UPC). The option of a Unitary Patent will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC.

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

Although as of December 31, 2021, we owned three and licensed two issued patents in the United States pertaining to our three product candidates and pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have a predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. As of December 31, 2021, we had one pending United States trademark application. Our trademark applications may not result in any trademark registrations being issued, and our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

We do not have the ability to independently conduct our clinical trials. We currently rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our current and planned clinical trials of our product candidates. Third parties have a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we have limited ability to control the amount or timing of resources that any such third party will devote to our clinical trials. The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors. Some of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements with a third party, it would delay our drug development activities.

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

We contract with third parties for the production of our product candidates for preclinical studies and, in the case of ORIC-533, ORIC-114 and ORIC-944, our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. For each of our product candidates, we rely on a single third-party manufacturer and we currently have no alternative manufacturer in place. We do not have long-term supply agreements, and we purchase our required drug product on a purchase order basis, which means that aside from any binding purchase orders we have from time to time, our supplier could cease supplying to us or change the terms on which it is willing to continue supplying to us at any time. If we were to experience an unexpected loss of supply of any product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing studies or clinical trials.

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
•
the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic; and
•
general economic, political, industry and market conditions, including the military conflict between Russia and Ukraine.

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
•
the timing and outcomes of clinical trials for any of our product candidates, or competing product candidates;
•
the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;

•
competition from existing and potential future products that compete with any of our product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•
any delays in regulatory review or approval of any of our product candidates;
•
the level of demand for any of our product candidates, if approved, which may fluctuate significantly and be difficult to predict;
•
the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with any of our product candidates;
•
our ability to commercialize any of our product candidates, if approved, inside and outside of the United States, either independently or working with third parties;
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

As of December 31, 2021, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned approximately 60% of our outstanding common stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in South San Francisco, California, where we lease 33,663 square feet of office, research and laboratory space, under a non-cancelable lease that expires in May 2028 with an option to renew for an additional one-year term. We are also under agreement to lease office space and research and development space in San Diego, California through February 2025. We believe that these existing facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

Holders of Record

As of December 31, 2021, there were approximately 39 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on April 24, 2020 (the first day of trading of our common stock with a closing price on that date of $25.77) and its relative performance is tracked through December 31, 2021. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 20 MONTH CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
4/24/20
6/30/20
9/30/20
12/31/20
3/31/21
6/30/21
9/30/21
12/31/21
Oric Pharmaceuticals, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 4/22/20 in stock or 3/31/20 index, including reinvestment of dividends.
Fiscal year ending December 31.

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

On May 6, 2021, we entered into an "at the market" (ATM) sales agreement with Jefferies LLC as our sales agent, under which we may offer and sell from time to time up to $150 million of shares of our common stock in negotiated transactions or transactions that are deemed to be an ATM offering. On July 8, 2021, we raised gross proceeds of $50.0 million through the sale of 2,597,402 shares in an ATM offering, with participation based on unsolicited interest received from a healthcare specialist fund. We sold such shares at a purchase price per share of $19.25, a premium to the market price at the time of sale. After deducting commissions and other offering expenses related to the ATM offering of $1.9 million, the net proceeds to us from the transaction were $48.1 million. We currently intend to use the net proceeds from the sale of the shares, together with our existing cash, cash equivalents and investments, to fund the continued development of three product candidates, ORIC-533, ORIC-114 and ORIC-944, through data readouts expected in the first half of 2023, and to fund other research and development activities, as well as for working capital and other general corporate purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward-Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk factors” included elsewhere in this report.

Overview

ORIC Pharmaceuticals is a clinical-stage biopharmaceutical company dedicated to improving patients’ lives by Overcoming Resistance In Cancer.

Our fully integrated discovery and development team is advancing a diverse pipeline of innovative clinical and discovery stage therapies designed to counter resistance mechanisms in cancer by leveraging our expertise within three specific areas: hormone-dependent cancers, precision oncology and key tumor dependencies.

Our clinical stage product candidates include:

•
ORIC-533, an orally bioavailable small molecule inhibitor of CD73, a key node in the adenosine pathway believed to play a central role in resistance to chemotherapy- and immunotherapy-based treatment regimens. In the second quarter of 2021, the U.S. Food and Drug Administration (FDA) cleared the Investigational New Drug Application (IND) for ORIC-533, and we are enrolling patients in a Phase 1b trial as a single-agent in multiple myeloma and expect to report initial data in the first half of 2023.
•
ORIC-114, a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target epidermal growth factor receptor (EGFR) and human epidermal growth factor receptor 2 (HER2) with high potency towards exon 20 insertion mutations, for which we licensed development and commercialization rights from Voronoi Inc. (Voronoi) in October 2020 (Voronoi License Agreement). In the fourth quarter of 2021, we filed a Clinical Trial Application (CTA) in South Korea for ORIC-114, which was cleared in the first quarter of 2022. We are pursuing a Phase 1b single agent trial which will enroll patients with advanced solid tumors with EGFR and HER2 exon 20 alterations or HER2 amplifications and will allow patients with CNS metastases that are either treated or untreated but asymptomatic. We expect to report initial Phase 1b data from this trial in the first half of 2023.
•
ORIC-944, an allosteric inhibitor of the polycomb repressive complex 2 (PRC2) via the embryonic ectoderm development (EED) subunit, for which we licensed development and commercialization rights from Mirati Therapeutics, Inc. (Mirati) in August 2020 (Mirati License Agreement). We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021, and we are pursuing a single-agent clinical development plan in prostate cancer and expect to report initial Phase 1b data in the first half of 2023.

Beyond these clinical stage product candidates, we are developing multiple discovery stage precision medicines targeting other hallmark cancer resistance mechanisms.

Since our inception in 2014, we have devoted substantially all of our resources to research and development activities, including with respect to our GR antagonist (ORIC-101) and CD73 inhibitor programs and other preclinical programs, in-licensing of external programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

We have incurred significant losses since the commencement of our operations. Our net loss for the year ended December 31, 2021, was $78.7 million and we had an accumulated deficit of $245.1 million as of December 31, 2021. Our losses and accumulated deficit have resulted primarily from costs incurred in connection with research and development activities including in-licensing and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we anticipate these losses will increase significantly as we continue our development of ORIC-533, ORIC-114, ORIC-944 and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

In the third and fourth quarter of 2020, we entered into license agreements with Mirati and Voronoi, respectively. As consideration for the license granted under the Mirati License Agreement, we issued to Mirati 588,235 shares of our common stock in August 2020. As consideration for the license granted under the Voronoi License Agreement, we made a one-time $5.0 million cash payment in November 2020 and issued 283,259 shares of our common stock to Voronoi in October 2020. For a further description of these license agreements and related stock issuances, please refer to the “Business – Our license agreements” and “Item 8 – Notes to Financial Statements” sections in the Annual Report on Form 10-K.

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

Total Other Income

Interest income, net primarily consists of interest income generated from our interest-bearing money market accounts and available-for-sale investments. Other income historically had consisted of rental income from the sub-leasing of a portion of our office space in South San Francisco, California. In August 2020, this sublease expired and we reclaimed the space at that time.

Results of Operations

A discussion of changes in our results of operations for the year ended December 31, 2020, compared to the year ended December 31, 2019, is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 23, 2021.

The following table supplements the discussion below and summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020	Change
Operating expenses:
Research and development	$56,858	$35,921	$20,937
General and administrative	22,013	13,422	8,591
Acquired in-process research and development	—	24,843	(24,843)
Total operating expenses	78,871	74,186	4,685
Loss from operations	(78,871)	(74,186)	(4,685)

Total other income	156	483	(327)

Net loss	$(78,715)	$(73,703)	$(5,012)

Research and Development Expenses

Research and development expenses were $56.9 million for the year ended December 31, 2021, compared to $35.9 million for 2020, an increase of $20.9 million. The increase was primarily driven by an increase in external expenses related to the advancement of ORIC-101, ORIC-533 and our other product candidates of $16.0 million, as well as higher personnel costs, including additional non-cash stock-based compensation of $2.9 million.

The following table summarizes our external and internal costs for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020	Change
External costs:
ORIC-101	$13,135	$8,036	$5,099
ORIC-533	7,076	3,480	3,596
Preclinical and other unallocated costs	18,110	10,807	7,303
Total external costs	38,321	22,323	15,998
Internal costs	18,537	13,598	4,939
Total research and development expenses	$56,858	$35,921	$20,937

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

In October 2020, we also acquired the rights to certain patent applications and know-how from Voronoi under the Voronoi License Agreement. As consideration for the asset rights, we made an up-front cash payment to Voronoi of $5.0 million and issued to Voronoi 283,259 shares of the Company’s common stock, valued at approximately $6.8 million based upon the closing price of our common stock on the acquisition date.

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

General and Administrative Expenses

General and administrative expenses were $22.0 million for the year ended December 31, 2021, compared to $13.4 million for 2020, an increase of $8.6 million. This increase was primarily due to higher personnel costs, including additional non-cash stock-based compensation of $4.6 million, and higher costs related to operating as a public company.

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

We expect our current cash, cash equivalents and available-for-sale investments will be sufficient to fund our current operating plan into the second half of 2024. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts.

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

Cash Flows

The following table summarizes the sources and uses of our cash (in thousands):

	Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(59,541)	$(45,268)
Net cash provided by (used in) investing activities	158,435	(215,959)
Net cash provided by financing activities	49,134	250,514
Net increase (decrease) in cash, cash equivalents and restricted cash	$148,028	$(10,713)

Operating Activities

Net cash used in operating activities during the year ended December 31, 2021, of $59.5 million was primarily attributable to our net loss of $78.7 million, offset by non-cash expenses of $15.1 million, which was primarily driven by stock-based compensation.

Net cash used in operating activities during the year ended December 31, 2020, of $45.3 million was primarily attributable to our net loss of $73.7 million, offset by non-cash expenses of $26.4 million, which included stock-based compensation of $5.3 million, depreciation of $1.0 million and non-cash stock consideration in acquisitions of $19.8 million, and a net increase in working capital of $2.0 million.

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2021, of $158.4 million was primarily attributable to sales and maturities of investments, offset by purchases.

Net cash used in investing activities during the year ended December 31, 2020, of $216.0 million was primarily attributable to purchases of investments.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2021, of $49.1 million was primarily attributable to net proceeds received in connection with our ATM offering in July 2021.

Net cash provided by financing activities during the year ended December 31, 2020, of $250.5 million was primarily attributable to net proceeds received from our IPO in April 2020 and net proceeds from our follow-on offering in November 2020.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2021, consist of future payments under our operating leases. See Note 11 to our audited financial statements for detail regarding our operating leases.

In addition, we have entered into contracts in the normal course of business with CROs, CMOs and other third parties for preclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation. We have entered into agreements with certain vendors for the provision of goods and services, which includes manufacturing services with CMOs and development services with CROs. These agreements may include certain provisions for purchase obligations and termination obligations that could require payments for the cancellation of committed purchase obligations or for early termination of the agreements. The amount of the cancellation or termination payments vary and are based on the timing of the cancellation or termination and the specific terms of the agreement.

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

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of employee, officer, director and non-employee stock option grants, estimated in accordance with the applicable accounting guidance and recognized over the vesting period, which approximates the requisite service period of the awards. We recognize forfeitures as they occur.

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

Risk-free interest rate—The risk-free rate assumption is based on U.S. Treasury instruments with maturities similar to the expected term of our stock options.

Expected volatility—The expected volatility is computed using historical volatility for a period equal to the expected term. Given the limited period of time the Company's stock has been traded, expected volatility is based on the Company's historical volatility and the historical volatility of a group of similar companies that are publicly traded.

Expected term—The expected term represents the length of time the stock-based awards are expected to be outstanding. We have opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option, which is generally 10 years.

Expected dividend yield—To date, we have not issued any dividends and do not expect to issue dividends over the life of the options and therefore have estimated the dividend yield to be zero.

The assumptions underlying these valuations represent our best estimates, which involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing the income we receive without significantly increasing risk. To achieve this objective, we may invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years, in accordance with an investment policy approved by our audit committee. Some of the financial instruments that we invest in could be subject to market risk, meaning that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include a variety of securities, including money market funds, government debt securities, certificates of deposit and commercial paper, all with various maturity dates. As of December 31, 2021, we had cash equivalents and available-for-sale investments of $280.4 million, consisting of interest-bearing money market funds, certificates of deposit and securities issued by the U.S. Treasury. Due to the nature of our cash equivalents and available-for-sale investments, an immediate 100 basis point change in interest rates would not have a material effect on their fair market value.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
ORIC Pharmaceuticals, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ORIC Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

San Diego, California
March 21, 2022

ORIC PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$226,006	$78,446
Short-term investments, available-for-sale	10,973	215,154
Prepaid expenses and other current assets	3,543	3,097
Total current assets	240,522	296,697

Investments, available-for-sale	43,386	—
Property and equipment, net	2,413	1,981
Other assets	12,321	319
Total assets	$298,642	$298,997

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,886	$757
Accrued liabilities	13,265	8,245
Total current liabilities	15,151	9,002

Other long-term liabilities	10,515	219
Total liabilities	25,666	9,221

Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 39,430,120 and 36,672,415 shares issued and outstanding at December 31, 2021 and 2020, respectively	4	4
Additional paid-in capital	518,183	456,196
Accumulated deficit	(245,108)	(166,393)
Accumulated other comprehensive loss	(103)	(31)
Total stockholders' equity	272,976	289,776
Total liabilities and stockholders' equity	$298,642	$298,997

See accompanying notes to financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020	2019
Operating expenses:
Research and development	$56,858	$35,921	$22,844
General and administrative	22,013	13,422	5,725
Acquired in-process research and development	—	24,843	—
Total operating expenses	78,871	74,186	28,569
Loss from operations	(78,871)	(74,186)	(28,569)

Other income:
Interest income, net	141	306	1,397
Other income	15	177	289
Total other income	156	483	1,686
Net loss	$(78,715)	$(73,703)	$(26,883)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(72)	(31)	—
Comprehensive loss	$(78,787)	$(73,734)	$(26,883)
Net loss per share, basic and diluted	$(2.07)	$(3.36)	$(14.15)
Weighted-average shares outstanding, basic and diluted	37,954,280	21,942,476	1,899,348

See accompanying notes to financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balance at December 31, 2018	13,789,770	$107,266	1,802,134	$—	$1,381	$(65,807)	$—	$(64,426)
Issuance of Series C and D preferred stock net of issuance costs of $135	5,488,836	70,792	—	—	—	—	—	—
Exercise of common stock options	—	—	182,088	—	131	—	—	131
Stock-based compensation expense	—	—	—	—	1,094	—	—	1,094
Net loss	—	—	—	—	—	(26,883)		(26,883)
Balance at December 31, 2019	19,278,606	$178,058	1,984,222	$—	$2,606	$(92,690)	$—	$(90,084)
Initial public offering of common stock	—	—	8,625,000	1	137,999	—	—	138,000
Issuance costs associated with initial public offering of common stock	—	—	—	—	(12,790)	—	—	(12,790)
Conversion to common stock	(19,278,606)	(178,058)	19,278,606	2	178,056	—	—	178,058
Public offering of common stock	—	—	5,796,000	1	133,307	—	—	133,308
Issuance costs associated with public offering of common stock	—	—	—	—	(8,546)	—	—	(8,546)
Issuance of common stock related to acquired-in- process research and development	—	—	871,494	—	19,843	—	—	19,843
Exercise of common stock options	—	—	117,093	—	443	—	—	443
Stock-based compensation expense	—	—	—	—	5,278	—	—	5,278
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(31)	(31)
Net loss	—	—	—	—	—	(73,703)	—	(73,703)
Balance at December 31, 2020	—	$—	36,672,415	$4	$456,196	$(166,393)	$(31)	$289,776
Issuance of common stock	—	—	2,597,402	—	50,000	—	—	50,000
Issuance costs associated with offering of common stock	—	—	—	—	(1,852)	—	—	(1,852)
Exercise of common stock options	—	—	160,303	—	986	—	—	986
Stock-based compensation expense	—	—	—	—	12,853	—	—	12,853
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(72)	(72)
Net loss	—	—	—	—	—	(78,715)	—	(78,715)
Balance at December 31, 2021	—	$—	39,430,120	$4	$518,183	$(245,108)	$(103)	$272,976

See accompanying notes to financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(78,715)	$(73,703)	$(26,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	897	970	1,028
Stock-based compensation expense	12,853	5,278	1,094
Non-cash stock consideration, acquisition	—	19,843	—
Loss on fixed asset disposals	2	—	8
Amortization of discount on investments, net	1,349	299	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,142	(2,258)	234
Accounts payable and accrued other liabilities	2,931	4,303	986
Net cash used in operating activities	(59,541)	(45,268)	(23,533)

Cash flows from investing activities:
Acquisitions of property and equipment	(939)	(667)	(768)
Purchases of investments	(69,626)	(225,485)	—
Sales and maturities of investments	229,000	10,000	—
Proceeds from notes receivable	—	193	—
Net cash provided by (used in) investing activities	158,435	(215,959)	(768)

Cash flows from financing activities:
Proceeds from issuance of common stock	50,000	271,308	—
Issuance costs associated with financings	(1,852)	(21,237)	(99)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	70,792
Proceeds from stock option exercises	986	443	131
Net cash provided by financing activities	49,134	250,514	70,824

Net increase (decrease) in cash, cash equivalents and restricted cash	148,028	(10,713)	46,523

Cash, cash equivalents and restricted cash at beginning of period	78,446	89,159	42,636
Cash, cash equivalents and restricted cash at end of period	$226,474	$78,446	$89,159

Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for purchase of property and equipment	$436	$43	$—
Conversion of preferred stock to common stock	$—	$178,058	$—
Unpaid deferred financing costs	—	—	$1,244

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

As of December 31, 2021, the Company had an accumulated deficit of $245.1 million. Through December 31, 2021, all of the Company’s financial support has been provided by proceeds from the issuance of common stock and convertible preferred stock.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The accompanying financial statements include all known adjustments necessary for a fair presentation of the results as required by GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the year ended December 31, 2021, are not necessarily indicative of future results.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash, cash equivalents and investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash, cash equivalents and investments that are recorded on its balance sheets. The Company mitigates its risk by investing in high-grade instruments and limiting the concentration in any one issuer, which limits its exposure.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the balance sheet to the total of the amount presented in the statement of cash flows, in thousands:

	Years Ended December 31,
	2021	2020	2019
Cash and cash equivalents	$226,006	$78,446	$89,159
Restricted cash included in other assets	468	—	—
Total cash, cash equivalents and restricted cash presented in the statement of cash flows	$226,474	$78,446	$89,159

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

Impairment of Property and Equipment

The Company accounts for the impairment of long-lived assets by reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted-cash-flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. The Company did not recognize impairment losses for the years ended December 31, 2021, 2020 and 2019.

Leases

The Company determines if an arrangement is or contains a lease at inception. For leases with a term greater than one year, lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate which represents an estimated rate of interest that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

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

Research and development costs are expensed in the period in which they are incurred. External costs consist primarily of payments to outside consultants, third-party CROs, CMOs, clinical trial sites and central laboratories in connection with the Company’s discovery and preclinical activities, process development, clinical manufacturing and clinical development activities. External expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers or its estimate of the level of service that has been performed at each reporting date. The Company tracks external costs by program, clinical or preclinical. Internal costs consist primarily of employee-related costs, laboratory supplies, facilities, depreciation and costs related to compliance with regulatory requirements. The Company does not track internal costs by program because these costs are deployed across multiple programs and, as such, are not separately classified.

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

As of December 31, 2021 and 2020, the Company maintained valuation allowances against its deferred tax assets as the Company concluded it had not met the “more likely than not” to be realized threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes would result in a change in the estimated annual effective tax rate.

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of employee, officer, director and non-employee stock option grants, estimated in accordance with the applicable accounting guidance and recognized over the vesting period, which approximates the requisite service period of the awards. The Company recognizes forfeitures as they occur.

The fair value of stock options is estimated using a Black-Scholes Merton valuation model on the date of grant. This method requires certain assumptions be used as inputs, such as a risk-free interest rate, expected volatility of the Company’s common stock and expected term of the option before exercise. The risk-free interest rate is based on U.S. Treasury instruments with maturities similar to the expected term. The expected volatility is computed using historical volatility for a period equal to the expected term. Given the limited period of time the Company's stock has been traded, expected volatility is based on the Company's historical volatility and the historical volatility of a group of similar companies that are publicly traded. The expected term represents the length of time the stock options are expected to be outstanding. Because the Company does not have sufficient exercise behavior, it determines the expected term assumption using the simplified method, which is an average of the contractual term of the option and its vesting period. Options granted have a maximum contractual term of ten years.

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

Other Comprehensive Gain (Loss)

Other comprehensive gain (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on investments and foreign currency gains and losses. The unrealized gains (losses) on available for sale investments represent the only component of other comprehensive loss that is excluded from the reported net loss.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts).

	Years Ended December 31,
	2021	2020	2019
Numerator
Net loss	$(78,715)	$(73,703)	$(26,883)
Denominator
Weighted average shares outstanding used in computing net loss per share, basic and diluted	37,954,280	21,942,476	1,899,348
Net loss per share, basic and diluted	$(2.07)	$(3.36)	$(14.15)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	December 31,
	2021	2020	2019
Options to purchase common stock	5,268,320	3,996,174	2,683,441
Convertible preferred stock	—	—	19,278,606
Total	5,268,320	3,996,174	21,962,047

Recently Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) under its accounting standard codifications (ASC) or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. ASC 842 provides a lessee with an option to not account for leases with a term of 12 months or less as leases in the scope of the new standard. ASC 842 supersedes the previous leases standard, ASC 840 Leases. ASC 842 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued supplemental adoption guidance and clarification to ASC 842 within ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. ASU No. 2018-11 provides another transition method in addition to the existing modified retrospective transition method by allowing entities to initially apply the new leasing standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. On January 1, 2021, the Company early adopted ASC 842 using the modified retrospective approach. Accordingly, prior period financial information and disclosures have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under the previous lease standard. In addition, the Company elected the package of practical expedients available for existing contracts, which allowed it to carry forward historical assessments of lease identification, lease classification, and initial direct costs. As a result of adopting ASC 842, the Company recognized right-of-use assets and lease liabilities of $1.7 million and $2.5 million, respectively, on January 1, 2021, which are related to our facility operating leases. The difference between the right-of-use assets and lease liabilities is primarily attributed to the elimination of deferred rent and unamortized lease incentives. There was no adjustment to the opening balance of accumulated deficit as a result of the adoption of ASC 842.

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

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that would materially impact the Company's financial statements and related disclosures.

3. License Agreements

Voronoi License Agreement

On October 19, 2020, the Company entered into a license and collaboration agreement (Voronoi License Agreement) with Voronoi Inc. (Voronoi). The Voronoi License Agreement gives the Company access to Voronoi’s preclinical stage EGFR and HER2 exon 20 insertion mutation program, including a lead product candidate now designated as ORIC-114. Under the Voronoi License Agreement, Voronoi granted the Company an exclusive, sublicensable license under Voronoi’s rights to certain patent applications directed to certain small molecule compounds that bind to EGFR and HER2 with one or more exon 20 insertion mutations and certain related know-how, in each case, to develop and commercialize certain licensed compounds and licensed products incorporating any such compound in the ORIC Territory, defined as worldwide other than in the People’s Republic of China, Hong Kong, Macau and Taiwan. Under the Voronoi License Agreement, Voronoi has the right to perform certain mutually agreed upon development activities. Except for Voronoi's right to participate in such development activities, the Company is wholly responsible for development and commercialization of licensed products in the ORIC Territory. In addition, the Company is obligated to use commercially reasonable efforts to develop and commercialize at least one licensed product in certain major markets in the ORIC Territory.

The Company’s financial obligations under the Voronoi License Agreement included an upfront payment of $5.0 million in cash and the issuance to Voronoi of 283,259 shares of the Company’s common stock, valued at approximately $6.8 million, issued pursuant to a stock issuance agreement entered into between the parties on October 19, 2020. The number of shares issued pursuant to the stock issuance agreement was based on a price of $28.24 per share, representing a premium of 25% to the 30-day trailing volume weighted average trading price of the Company’s common stock. The shares were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

Under the Voronoi License Agreement, Voronoi will be responsible for certain research and development costs up to a predetermined threshold. Upon achievement of the predetermined threshold, Voronoi has the option to opt-out of participation in and funding of future development activities. If Voronoi decides not to exercise the opt-out provision, the parties will share certain future research and development costs equally in the Republic of Korea. The Company is also obligated to make milestone payments to Voronoi upon the achievement of certain events. Upon the achievement of certain development and regulatory milestones with respect to the first licensed product, the Company is obligated to pay Voronoi up to a maximum of $111.0 million. Upon the achievement of certain commercial milestones with respect to the first licensed product, the Company is obligated to pay Voronoi up to a maximum of $225.0 million. If the Company pursues a second licensed product, the Company could pay Voronoi up to an additional $272.0 million in success-based milestones. In addition, the Company is obligated to pay royalties on net sales of licensed products in the ORIC Territory.

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

The Company’s financial obligation under the Mirati License Agreement was an upfront payment of 588,235 shares of ORIC common stock, valued at approximately $13.0 million based upon the closing price of the Company’s common stock on the acquisition date. The number of shares issued was based on a price of $34.00 per share, representing a premium of 10% to the 60-day trailing volume-weighted average trading price of the Company’s common stock. The shares were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering. During the eighteen-month period following the date of the agreement, Mirati is subject to certain transfer restrictions, and the parties agreed to negotiate and enter into a registration rights agreement, with respect to the shares. The Company is not obligated to pay Mirati milestones or royalties.

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

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Lab equipment	$5,305	$4,396
Leasehold improvements	1,710	1,710
Computer hardware and software	247	220
Furniture and fixtures	140	140
Total property and equipment, gross	7,402	6,466
Less accumulated depreciation	(4,989)	(4,485)
Total property and equipment, net	$2,413	$1,981

Depreciation expense was $0.9 million for the year ended December 31, 2021 and $1.0 million for the years ended December 31, 2020 and 2019.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued clinical and manufacturing costs	$5,678	$3,072
Accrued compensation	4,798	3,723
Lease liabilities - short-term	1,926	—
Other accruals	863	904
Deferred rent - short-term	—	546
Total accrued liabilities	$13,265	$8,245

6. Investments, Available-for-Sale

The Company's available-for-sale investments consisted of the following (in thousands):

December 31, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term
U.S. treasury securities	$10,014	$—	$(1)	$10,013
Certificates of deposit	961	—	(1)	960
Short-term investments, available-for-sale	$10,975	$—	$(2)	$10,973

Long-term
U.S. treasury securities	$42,517	$—	$(98)	$42,419
Certificates of deposit	970	—	(3)	967
Investments, available-for-sale	$43,487	$—	$(101)	$43,386

December 31, 2020
U.S. treasury securities	$215,185	$—	$(31)	$215,154
Short-term investments, available-for-sale	$215,185	$—	$(31)	$215,154

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of December 31, 2021 and December 31, 2020. Credit loss is limited due to the nature of the investments.

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

Following are the major categories of assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
December 31, 2021
Money market funds (1)	$226,006	$226,006	$—	$—	$226,006
U.S. treasury securities	52,432	52,432	—	—	52,432
Certificates of deposit	1,927	1,927	—	—	1,927
Total	$280,365	$280,365	$—	$—	280,365
December 31, 2020
Money market funds (1)	$78,446	$78,446	$—	$—	$78,446
U.S. treasury securities	215,154	215,154	—	—	215,154
Total	$293,600	$293,600	$—	$—	293,600

(1) Included in cash and cash equivalents in accompanying balance sheets.

No transfers between levels occurred during either of the reporting periods presented.

8. Convertible Preferred Stock

Prior to its conversion to common stock in connection with the Company’s IPO in April 2020, the Company’s convertible preferred stock was classified as temporary equity on the Company’s balance sheets in accordance with authoritative guidance. Convertible preferred stock authorized and issued and its principal terms as of December 31, 2019, consisted of the following (in thousands, except share and per share amounts):

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

As of December 31, 2021, there were 1,831,539 shares available for future issuance under the 2020 Plan. The 2020 Plan share reserve will be increased by the number of shares under the 2014 Plan that are repurchased, forfeited, expired or cancelled after the effective date of the 2020 Plan up to the limit under the 2020 Plan. In addition, the number of shares of the Company’s common stock available for issuance under the 2020 Plan will automatically increase on the first day of each fiscal year, beginning with the Company’s 2021 fiscal year, in an amount equal to the lessor of (1) 2,656,500 shares, (2) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (3) such other amount as determined by the Company’s Board of Directors.

The following table summarizes the option activity for the year ended December 31, 2021:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	3,996,174	$9.03
Granted	1,694,692	26.55
Exercised	(160,303)	6.26
Forfeited and cancelled	(262,243)	21.02
Outstanding at December 31, 2021	5,268,320	$14.16	7.9	$25,633
Exercisable at December 31, 2021	2,317,374	$6.76	7.1	$19,965

The total intrinsic value of options exercised was $2.2 million, $2.7 million and $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Employee Stock Purchase Plan

In February 2020, the Company’s Board of Directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (ESPP). The first offering period began in December 2021 and the first purchase under the ESPP will be in 2022. A total of 290,000 shares of common stock were reserved for future issuance under the ESPP. Further, the number of shares of common stock available for issuance under the ESPP will automatically increase on the first day of each fiscal year following the fiscal year in which the first offering period under the ESPP commences in an amount equal to the lessor of (1) 500,000 shares, (2) 1% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (3) such other amount as determined by the Company’s Board of Directors. As of December 31, 2021, no shares had been issued pursuant to the ESPP and the associated compensation expense was immaterial for the year ended December 31, 2021.

Stock-Based Compensation Expense

Stock option awards and ESPP grants are valued using the Black-Scholes Merton option pricing model on the date of grant. This option pricing model involves a number of estimates, including the expected lives of the stock options, the Company’s anticipated stock volatility and interest rates. Stock-based compensation expense is recognized over the vesting period. Forfeitures are recognized as they occur.

The fair value of stock option awards to employees, executives, directors, and other service providers was estimated at the date of grant using the Black-Scholes Merton option pricing model with the following assumptions.

	Years Ended December 31,
	2021	2020	2019
Stock price	$13.36 - $35.67	$16.00 - $35.92	$1.60 - $9.16
Risk-free interest rate	0.60% - 1.34%	3.17% - 5.59%	1.4% - 2.6%
Expected volatility	82.34% - 88.43%	88.01% - 95.11%	77% - 104%
Expected term (in years)	5.50 - 6.08	5.50 - 6.08	6.10
Expected dividend yield	0%	0%	0%

The weighted-average grant-date fair value of options granted was $19.21, $12.99 and $5.01 for the years ended December 31, 2021, 2020 and 2019, respectively.

The total unrecognized compensation expense related to outstanding unvested stock-based awards as of December 31, 2021, was $36.4 million, which is expected to be recognized over a weighted-average remaining service period of 2.54 years.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations and comprehensive loss for stock options for the periods presented (in thousands):

	Years Ended December 31,
	2021	2020	2019
Research and development	$4,959	$2,025	$476
General and administrative	7,894	3,253	618
Total stock-based compensation expense	$12,853	$5,278	$1,094

10. Income Tax

Significant components of the Company’s provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate were as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Statutory rate	$(16,530)	$(15,478)	$(5,647)
State tax	(5,383)	(5,158)	(2,351)
Other permanent items	30	(280)	17
Federal return to provision	144	—	—
Research and development credit	(4,539)	—	(692)
Change in valuation allowance	25,309	20,916	8,673
Stock-based compensation	969	—	—
Provisions for income taxes	$—	$—	$—

Significant components of the Company’s deferred taxes were as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforward	$55,488	$36,740
Research and development credits	7,706	3,319
Deferred rent	—	214
Accruals and other	5,185	2,636
Intangible	6,369	6,836
Lease liability	3,482	—
Gross deferred tax assets	78,230	49,745
Less valuation allowance	(74,816)	(49,507)
Total deferred tax assets	3,414	238

Deferred tax liabilities:
Fixed assets	(114)	(238)
Right of use assets	(3,300)	—
Total deferred tax liabilities	(3,414)	(238)
Deferred income taxes, net	$—	$—

A valuation allowance of $74.8 million at December 31, 2021, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. The valuation allowance increased by $25.3 million during the year ended December 31, 2021.

As of December 31, 2021, the Company had available net operating loss (NOL) carryforwards of $198.2 million. Of the $198.2 million of NOL carryforwards, $41.6 million begin to expire in 2034 and $156.6 million do not expire. The Company also has available California NOL carryforwards of approximately $197.3 million as of December 31, 2021, which begin to expire in 2034. In addition, the Company has federal and California research and development (R&D) credit carryforwards totaling $6.1 million and $3.9 million, respectively. The federal credits begin to expire in 2034 unless previously utilized, while the state credits do not expire.

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

As of December 31, 2021, the Company had gross unrecognized tax benefits of $1.6 million, none of which would affect the effective tax rate if recognized. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months. The Company’s policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. The Company had no accrual for interest or penalties on its balance sheets at December 31, 2021 and has not recognized interest and/or penalties in its statement of operations for the year ended December 31, 2021.

The Company is subject to taxation in the United States and California. The Company is not currently under examination by any taxing authorities. Due to the carryover of tax attributes, the statute of limitations is currently open for tax years since inception.

11. Commitments and Contingencies

Operating Leases

The Company has operating leases for office and lab space in South San Francisco, California and office space in San Diego, California. In August 2021, the Company entered into a lease amendment for the South San Francisco facility that extended the lease term until May 2028. The lease amendment includes the option to extend the lease for one additional year. In October 2021, the Company entered into a lease amendment for the current San Diego facility that extended the lease expiration from December 2021 to February 2022. Additionally, in September 2021, the Company entered into a lease agreement for a new San Diego facility with a term of 36 months that is expected to commence in the second quarter of 2022.

The right-of-use assets were $11.8 million as of December 31, 2021 and are recorded on the balance sheet in other assets. Lease liabilities are recorded in accrued liabilities and other long-term liabilities on the balance sheet and as of December 31, 2021, were $1.9 million and $10.5 million, respectively.

Operating lease costs for the year ended December 31, 2021, were $1.8 million. Cash paid for operating leases for the year ended December 31, 2021, was $1.9 million. The weighted average discount rate used was 8.2% and the weighted-average remaining lease term for all operating leases was 6.4 years.

Future lease payments of operating lease liabilities as of December 31, 2021, were as follows (in thousands):

Year ending December 31,	Operating Leases
2022	$2,001
2023	2,415
2024	2,499
2025	2,587
2026	2,677
Thereafter	3,820
Total minimum lease payments	15,999
Less: interest	3,558
Present value of lease liabilities	$12,441

Under ASC 840, future minimum lease payments for non-cancelable operating leases as of December 31, 2020, were as follows (in thousands):

Year ending December 31,	Operating Leases
2021	$1,942
2022	686
Total minimum lease payments	$2,628

Rent expense was $1.4 million and $1.3 million for the years ended December 31, 2020 and 2019, respectively.

Litigation

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company believes there is no threatened litigation or litigation pending that could have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

12. Employee Benefit Plan

The Company has a defined-contribution 401(k) plan for employees. Employees are eligible to participate in the plan beginning on the first day of the month following date of hire. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation. The Company matches employee contributions as permitted by the plan and may make an additional discretionary match as determined by the Company's board of directors. The Company's total cost related to the 401(k) plan was $0.5 million for the year ended December 31, 2021. There were no employer contributions to the plan during the years ended December 31, 2020 and 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2021, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is KPMG LLP, San Diego, CA, Auditor Firm ID:185.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2021, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary.

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

1.1	Open Market Sales AgreementSM by and between the Registrant and Jefferies LLC, dated May 6, 2021	8-K	001-39269	1.1	5/6/21

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39269	3.1	4/28/20

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39269	3.1	4/28/20

4.1	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated June 4, 2019	S-1	333-236792	4.1	2/28/20

4.2	Specimen Common Stock Certificate of The Registrant	S-1/A	333-236792	4.2	4/20/20

4.3*	Description of the Registrant’s securities

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-236792	10.1	2/28/20

10.2+	2014 Equity Incentive Plan, as amended, and forms of agreement thereunder	S-1	333-236792	10.2	2/28/20

10.3+	2020 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-236792	10.3	4/20/20

10.4+	2020 Employee Stock Purchase Plan and forms of agreements thereunder	10-Q	001-39269	10.2	11/8/21

10.5+	Employment Letter between the Registrant and Jacob M. Chacko, M.D.	S-1	333-236792	10.5	2/28/20

10.6+	Employment Letter between the Registrant and Pratik Multani, M.D.	S-1	333-236792	10.6	2/28/20

10.7+	Employment Letter between the Registrant and Dominic Piscitelli	S-1	333-236792	10.7	2/28/20

10.8+	Executive Incentive Compensation Plan	S-1	333-236792	10.8	2/28/20

10.9+	Change in Control and Severance Policy	S-1	333-236792	10.9	2/28/20

10.10+*	Amended and Restated Outside Director Compensation Policy

10.11	Lease between the Registrant and Britannia Pointe Grand Limited Partnership, dated June 5, 2015	S-1	333-236792	10.11	2/28/20

10.12	First Amendment to Lease between the Registrant and Britannia Pointe Grand Limited Partnership, dated August 12, 2021	8-K	001-39269	10.1	8/16/21

10.13+	2022 Inducement Equity Incentive Plan and related forms of stock option and restricted stock unit agreements	8-K	001-39269	10.1	3/4/22

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicated management contract or compensatory plan.

* Filed herewith.

** The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIC Pharmaceuticals, Inc.

Date: March 21, 2022	By:	/s/ Jacob M. Chacko
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

Signature	Title	Date

/s/ Jacob M. Chacko	President and Chief Executive Officer	March 21, 2022
Jacob M. Chacko, M.D.

/s/ Dominic Piscitelli	Chief Financial Officer	March 21, 2022
Dominic Piscitelli

/s/ Richard Heyman	Chair of the Board of Directors	March 21, 2022
Richard Heyman, Ph.D.

/s/ Mardi Dier	Director	March 21, 2022
Mardi Dier

/s/ Steven Hoerter	Director	March 21, 2022
Steven Hoerter

/s/ Lori Kunkel	Director	March 21, 2022
Lori Kunkel, M.D.

/s/ Angie You	Director	March 21, 2022
Angie You, Ph.D.