Form 10-Q
period 2022-03-31
Oric Pharmaceuticals, Inc.
filed 2022-05-09
CIK 1796280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 4, 2022, the registrant had 39,478,212 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our financial performance;
•
the period over which we estimate our existing cash, cash equivalents and investments will be sufficient to fund our future operating expenses and capital expenditure requirements;
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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ORIC PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$112,644	$226,006
Short-term investments	121,978	10,973
Prepaid expenses and other current assets	4,463	3,543
Total current assets	239,085	240,522

Long-term investments	21,577	43,386
Property and equipment, net	2,463	2,413
Other assets	11,937	12,321
Total assets	$275,062	$298,642

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$888	$1,886
Accrued liabilities	10,929	13,265
Total current liabilities	11,817	15,151

Other long-term liabilities	10,166	10,515
Total liabilities	21,983	25,666

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 39,438,602 and 39,430,120 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	522,144	518,183
Accumulated deficit	(268,267)	(245,108)
Accumulated other comprehensive loss	(802)	(103)
Total stockholders' equity	253,079	272,976
Total liabilities and stockholders' equity	$275,062	$298,642

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$16,828	$11,697
General and administrative	6,430	4,856
Total operating expenses	23,258	16,553
Loss from operations	(23,258)	(16,553)

Other income:
Interest income, net	99	44
Total other income	99	44
Net loss	$(23,159)	$(16,509)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(699)	48
Comprehensive loss	$(23,858)	$(16,461)
Net loss per share, basic and diluted	$(0.59)	$(0.45)
Weighted-average shares outstanding, basic and diluted	39,431,722	36,679,684

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance at December 31, 2021	39,430,120	$4	$518,183	$(245,108)	$(103)	$272,976
Exercise of common stock options	8,482	—	16	—	—	$16
Stock-based compensation expense	—	—	3,945	—	—	$3,945
Unrealized loss on investments	—	—	—	—	(699)	$(699)
Net loss	—	—	—	(23,159)	—	$(23,159)
Balance at March 31, 2022	39,438,602	$4	$522,144	$(268,267)	$(802)	$253,079

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance at December 31, 2020	36,672,415	$4	$456,196	$(166,393)	$(31)	$289,776
Exercise of common stock options	18,411	—	16	—	—	16
Stock-based compensation expense	—	—	2,744	—	—	2,744
Unrealized gain on investments	—	—	—	—	48	48
Net loss	—	—	—	(16,509)	—	(16,509)
Balance at March 31, 2021	36,690,826	$4	$458,956	$(182,902)	$17	$276,075

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(23,159)	$(16,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	251	229
Stock-based compensation expense	3,945	2,744
Amortization of premium on investments, net	42	441
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(536)	1,432
Accounts payable and accrued other liabilities	(3,261)	(3,238)
Net cash used in operating activities	(22,718)	(14,901)

Cash flows from investing activities:
Acquisitions of property and equipment	(723)	(182)
Purchases of investments	(99,937)	(25,171)
Sales and maturities of investments	10,000	66,000
Net cash (used in) provided by investing activities	(90,660)	40,647

Cash flows from financing activities:
Proceeds from stock option exercises	16	16
Net cash provided by financing activities	16	16

Net (decrease) increase in cash, cash equivalents and restricted cash	(113,362)	25,762

Cash, cash equivalents and restricted cash at beginning of period	226,474	78,446
Cash, cash equivalents and restricted cash at end of period	$113,112	$104,208

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the balance sheets to the amounts shown in the statements of cash flows above, in thousands:

	March 31,
	2022	2021
Cash and cash equivalents	$112,644	$104,208
Restricted cash included in other assets	468	—
Total cash, cash equivalents and restricted cash	$113,112	$104,208

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

As of March 31, 2022, the Company had an accumulated deficit of $268.3 million. Through March 31, 2022, all of the Company’s financial support has been provided by proceeds from the issuance of common stock and convertible preferred stock.

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

In March 2020, the World Health Organization declared the novel coronavirus disease, or COVID-19, outbreak a global pandemic. Governments have taken various actions in response to the COVID-19 pandemic, including the issuance of stay-at-home orders and physical distancing guidelines. Accordingly, businesses have adjusted, reduced or suspended certain operating activities. Disruptions caused by the COVID-19 pandemic have impacted the Company, including the temporary suspension or delayed enrollment of patients in the Company’s clinical trials. The future impacts of the COVID-19 pandemic depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct business in the ordinary course. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of the clinical trials and other related business activities.

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K filed with the SEC. Furthermore, the Company’s significant accounting policies are disclosed in the audited financial statements for the periods ended December 31, 2021 and 2020, included in the Company’s Annual Report on Form 10-K. Since the date of those financial statements, there have been no changes to its significant accounting policies, except as noted below.

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of employee, officer, director and non-employee stock option and restricted stock unit grants, estimated in accordance with the applicable accounting guidance and recognized over the vesting period, which approximates the requisite service period of the awards. The Company recognizes forfeitures as they occur.

The fair value of stock options is estimated using a Black-Scholes-Merton valuation model on the date of grant. This method requires certain assumptions be used as inputs, such as a risk-free interest rate, expected volatility of the Company’s common stock and expected term of the option before exercise. The risk-free interest rate is based on U.S. Treasury instruments with maturities similar to the expected term. The expected volatility is computed using historical volatility for a period equal to the expected term. Given the limited period of time the Company's stock has been traded, expected volatility is based on the Company's historical volatility and the historical volatility of a group of similar companies that are publicly traded. The expected term represents the length of time the stock options are expected to be outstanding. Because the Company does not have sufficient exercise behavior, it determines the expected term assumption using the simplified method, which is an average of the contractual term of the option and its vesting period. Options granted have a maximum contractual term of ten years and generally vest over a four year period.

The fair value of restricted stock units is equal to the closing price of the Company's stock on the date of grant. Restricted stock units generally vest over a three year period.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that would materially impact the Company’s financial statements and related disclosures.

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

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Lab equipment	$5,466	$5,305
Leasehold improvements	1,710	1,710
Computer hardware and software	257	247
Furniture and fixtures	259	140
Total property and equipment, gross	7,692	7,402
Less accumulated depreciation	(5,229)	(4,989)
Total property and equipment, net	$2,463	$2,413

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued clinical and manufacturing costs	$6,308	$5,678
Accrued compensation	2,162	4,798
Lease liabilities - short-term	2,024	1,926
Other accruals	435	863
Total accrued liabilities	$10,929	$13,265

6. Investments

The Company's available-for-sale investments consisted of the following (in thousands):

March 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term
U.S. treasury securities	$120,971	$—	$(423)	$120,548
Certificates of deposit	1,438	—	(8)	1,430
Short-term investments	$122,409	$—	$(431)	$121,978

Long-term
U.S. treasury securities	$21,458	$—	$(361)	$21,097
Certificates of deposit	490	—	(10)	480
Long-term investments	$21,948	$—	$(371)	$21,577

December 31, 2021
Short-term
U.S. treasury securities	$10,014	$—	$(1)	$10,013
Certificates of deposit	961	—	(1)	960
Short-term investments	$10,975	$—	$(2)	$10,973

Long-term
U.S. treasury securities	$42,517	$—	$(98)	$42,419
Certificates of deposit	970	—	(3)	967
Long-term investments	$43,487	$—	$(101)	$43,386

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of March 31, 2022 and December 31, 2021. Credit loss is limited due to the nature of the investments.

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

Following are the major categories of assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
March 31, 2022
Money market funds (1)	$112,644	$112,644	$—	$—	$112,644
U.S. treasury securities	141,645	141,645	—	—	141,645
Certificates of deposit	1,910	1,910	—	—	1,910
Total	$256,199	$256,199	$—	$—	$256,199
December 31, 2021
Money market funds (1)	$226,006	$226,006	$—	$—	$226,006
U.S. treasury securities	52,432	52,432	—	—	52,432
Certificates of deposit	1,927	1,927	—	—	1,927
Total	$280,365	$280,365	$—	$—	$280,365

(1) Included in cash and cash equivalents in accompanying balance sheets.

No transfers between levels occurred during either of the reporting periods presented.

8. Equity Incentive Plans and Stock-Based Compensation

As of March 31, 2022, there were 2,421,252 shares available for future issuance under the 2020 Equity Incentive Plan and 500,000 shares available for future issuance under the 2022 Inducement Equity Incentive Plan, which was adopted on March 1, 2022. The 2020 Equity Incentive Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors and consultants of the Company. The 2022 Inducement Equity Incentive Plan provides for the grants of equity-based awards to individuals not previously employees or non-employee directors of the Company.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$1,568	$1,067
General and administrative	2,377	1,677
Total stock-based compensation expense	$3,945	$2,744

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2022:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	5,268,320	$14.16
Granted	1,333,234	9.48
Exercised	(8,482)	1.88
Forfeited and cancelled	(168,748)	17.87
Outstanding at March 31, 2022	6,424,324	$13.10	8.2	$5,487
Exercisable at March 31, 2022	2,812,462	$9.29	7.2	$5,037

The fair value of stock option awards to employees, executives, directors, and other service providers was estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.47% - 1.70%	0.6% - 0.9%
Expected volatility	82.98% - 83.59%	88.38% - 88.43%
Expected term (in years)	6.08	6.08
Expected dividend yield	0%	0%

The Company recognized stock-based compensation expense related to the vesting of stock options of $3.7 million and $2.7 million during the three months ended March 31, 2022 and 2021, respectively. The total unrecognized compensation expense related to outstanding unvested stock-option awards as of March 31, 2022, was $39.8 million, which is expected to be recognized over a weighted-average remaining service period of 2.9 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2022:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2021	—	$—
Granted	221,078	9.45
Vested	—	—
Forfeited	(3,348)	9.48
Outstanding at March 31, 2022	217,730	$9.45

The Company recognized stock-based compensation expense related to the vesting of restricted stock units of $0.1 million during the three months ended March 31, 2022. The Company did not grant restricted stock units in 2021. Total unrecognized compensation expense related to restricted stock units as of March 31, 2022, was $1.9 million, which is expected to be recognized over a weighted-average remaining service period of 2.7 years.

Employee Stock Purchase Plan

The company recognized stock-based compensation expense of $0.1 million related to the Employee Stock Purchase Plan (ESPP) for the three months ended March 31, 2022. There was no ESPP expense for the three months ended March 31, 2021.

Net Loss per Share

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	6,424,324	5,067,230
Non-vested restricted stock units	217,730	—
Total	6,642,054	5,067,230

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and our audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 21, 2022. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk factors” included elsewhere in this report.

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
•
ORIC-114, a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target epidermal growth factor receptor (EGFR) and human epidermal growth factor receptor 2 (HER2) with high potency towards exon 20 insertion mutations, for which we licensed development and commercialization rights from Voronoi Inc. (Voronoi) in October 2020 (Voronoi License Agreement). In the fourth quarter of 2021, we filed a Clinical Trial Application (CTA) in South Korea for ORIC-114, which was cleared in the first quarter of 2022. We are pursuing a Phase 1b single agent trial which is enrolling patients with advanced solid tumors with EGFR and HER2 exon 20 alterations or HER2 amplifications and allows patients with CNS metastases that are either treated or untreated but asymptomatic. We expect to report initial Phase 1b data from this trial in the first half of 2023.
•
ORIC-944, an allosteric inhibitor of the polycomb repressive complex 2 (PRC2) via the embryonic ectoderm development (EED) subunit, for which we licensed development and commercialization rights from Mirati Therapeutics, Inc. (Mirati) in August 2020 (Mirati License Agreement). We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021, and we are enrolling patients in a Phase 1b trial as a single-agent in prostate cancer and expect to report initial data in the first half of 2023.

Beyond these clinical stage product candidates, we are developing multiple discovery stage precision medicines targeting other hallmark cancer resistance mechanisms.

We have incurred significant losses since the commencement of our operations. Our net loss for the three months ended March 31, 2022 was $23.2 million and we had an accumulated deficit of $268.3 million as of March 31, 2022. Our losses and accumulated deficit have resulted primarily from costs incurred in connection with research and development activities including in-licensing and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we anticipate these losses will increase significantly as we continue our development of ORIC-533, ORIC-114, ORIC-944 and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

In March 2020, the World Health Organization declared the novel coronavirus disease, or COVID-19, outbreak a global pandemic. Governments have taken various actions in response to the COVID-19 pandemic, including the issuance of stay-at-home orders and physical distancing guidelines. Accordingly, businesses have adjusted, reduced or suspended certain operating activities. Disruptions caused by the COVID-19 pandemic have impacted the Company, including the temporary suspension or delayed enrollment of patients in the Company’s clinical trials. The future impacts of the COVID-19 pandemic depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct business in the ordinary course. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of our clinical trials and other related business activities.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Operating expenses:
Research and development	$16,828	$11,697	$5,131
General and administrative	6,430	4,856	1,574
Total operating expenses	23,258	16,553	6,705
Loss from operations	(23,258)	(16,553)	(6,705)

Total other income	99	44	55

Net loss	$(23,159)	$(16,509)	$(6,650)

Research and Development Expenses

Research and development expenses were $16.8 million for the three months ended March 31, 2022, compared to $11.7 million for the same period in 2021, an increase of $5.1 million. The increase was primarily driven by an increase in external expenses related to the advancement of ORIC 533, ORIC-114, ORIC-944 and our other product candidates of $4.6 million, offset by a decrease in ORIC-101 costs of $0.7 million due to the discontinuation of the program in the first quarter of 2022. Higher internal expenses related to higher personnel costs, including additional non-cash stock-based compensation of $0.5 million, also contributed to the increase in research and development expenses.

The following table summarizes our external and internal costs for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
External costs:
ORIC-533	$2,206	$560	$1,646
ORIC-114	444	208	236
ORIC-944	1,441	845	596
ORIC-101 (discontinued)	2,417	3,077	(660)
Preclinical and other unallocated costs	4,959	2,880	2,079
Total external costs	11,467	7,570	3,897
Internal costs	5,361	4,127	1,234
Total research and development expenses	$16,828	$11,697	$5,131

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.

General and Administrative Expenses

General and administrative expenses were $6.4 million for the three months ended March 31, 2022, compared to $4.9 million for the same period in 2021, an increase of $1.6 million. The increase was primarily due to higher personnel costs, including additional non-cash stock-based compensation of $0.7 million.

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

We expect our current cash, cash equivalents and investments will be sufficient to fund our current operating plan into the second half of 2024. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts.

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

Cash Flows

The following table summarizes the sources and uses of our cash (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(22,718)	$(14,901)
Net cash (used in) provided by investing activities	(90,660)	40,647
Net cash provided by financing activities	16	16
Net (decrease) increase in cash, cash equivalents and restricted cash	$(113,362)	$25,762

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2022, of $22.7 million was attributable to our net loss of $23.2 million and a $3.8 million net decrease in working capital primarily related to a decrease in accrued compensation, offset by non-cash expenses of $4.2 million, which were primarily driven by stock-based compensation.

Net cash used in operating activities during the three months ended March 31, 2021, of $14.9 million was attributable to our net loss of $16.5 million and a net decrease of working capital of $1.8 million primarily related to a decrease in accrued compensation, offset by non-cash expenses of $3.4 million, which were primarily driven by stock based-compensation.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2022, of $90.7 million was primarily attributable to the purchases of investments, net of sales and maturities.

Net provided by investing activities during the three months ended March 31, 2021, of $40.6 million was primarily attributable to the sales and maturities of investments of $40.8 million, net of purchases.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2022 and the three months ended March 31, 2021, was less than $0.1 million and consisted of net proceeds received from stock option exercises.

Critical Accounting Policies and Significant Judgements and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, expenses, and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing the income we receive without significantly increasing risk. To achieve this objective, we may invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years, in accordance with an investment policy approved by our audit committee. Some of the financial instruments that we invest in could be subject to market risk, meaning that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include a variety of securities, including money market funds, government debt securities, certificates of deposit and commercial paper, all with various maturity dates. As of March 31, 2022, we had cash equivalents and investments of $256.2 million, consisting of interest-bearing money market funds, certificates of deposit and securities issued by the U.S. Treasury. Due to the nature of our cash equivalents and investments, an immediate 100 basis point change in interest rates would not have a material effect on their fair market value.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2022, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

During the first quarter of 2022, we implemented a new Enterprise Resource Planning (ERP) system. The ERP system replaced or enhanced certain internal financial, operating and other systems that are critical to our business operations. As a result of this implementation, we modified certain existing internal controls to ensure the controls were appropriate with the new ERP system. Except with respect to the ERP implementation, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2014, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have initiated clinical trials for a limited number of our product candidates. To date, we have devoted substantially all of our resources to research and development activities, including with respect to the preclinical and clinical development of ORIC-533, ORIC-114, ORIC-944, ORIC-101 (now discontinued) and our other product candidates, in-licensing of external programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private placements of our convertible preferred stock and the sale of our common stock in our initial public offering (IPO) in April 2020 and our public offering in November 2020. Our net loss was $23.2 million for the three months ended March 31, 2022, and as of March 31, 2022, we had an accumulated deficit of $268.3 million. In the second quarter of 2021, the U.S. Food and Drug Administration (FDA) cleared an Investigational New Drug Application (IND) for ORIC-533. In the fourth quarter of 2021, we filed a Clinical Trial Application (CTA) in South Korea for ORIC-114, which was cleared in the first quarter of 2022. We also filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for ORIC-533, ORIC-114 and ORIC-944 and advance our other programs. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency (EMA) or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We have not yet met with the FDA to discuss any of our product candidates or development programs, and we are not permitted to market or promote our product candidates before we receive marketing approval from the FDA. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of March 31, 2022, we had $256.2 million in cash, cash equivalents and investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into the second half of 2024. Our estimate as to how long we expect our existing cash, cash equivalents, and available-for-sale investments, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Risks related to the discovery, development and commercialization of our product candidates

We are substantially dependent on the success of our product candidates, ORIC-533, ORIC-114 and ORIC-944. If we are unable to complete development of, obtain approval for and commercialize our product candidates for one or more indications in a timely manner, our business will be harmed.

We allocate the majority of our efforts and financial resources to the development of ORIC-533, ORIC-114 and ORIC-944. Our future success is dependent on our ability to timely and successfully complete clinical trials, obtain marketing approval for and successfully commercialize ORIC-533, ORIC-114 and ORIC-944.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. For instance, we do not know whether ORIC-533, ORIC-114, ORIC-944 will perform in current or future preclinical studies or future clinical trials as they have in prior preclinical studies. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates, or prevent regulatory approval.

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

Enrollment of patients in our clinical trials and maintaining patients in our ongoing clinical trials may be delayed or limited as our clinical trial sites limit their onsite staff or temporarily close as a result of the COVID-19 pandemic. For instance, certain of our clinical trial sites in 2020 temporarily stopped or delayed enrolling new patients in response to the COVID-19 pandemic. In addition, patients may not be able to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. These factors resulting from the COVID-19 pandemic could delay the anticipated readouts from our clinical trials and our regulatory submissions.

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

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience slowdowns, shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of the ongoing COVID-19 pandemic, there could be delays in the manufacturing supply chain, which could delay or otherwise impact procurement of materials for certain of our ongoing or planned studies of ORIC-533, ORIC-114 or ORIC-944. Specifically, we have recently experienced increased difficulty shipping materials to and from China, which has delayed the receipt and delivery of such materials and resulted in increased shipping costs. Additionally, certain preclinical studies for our discovery research programs are conducted by CROs or academic institutions, some of which temporarily stopped or delayed operations during the COVID-19 pandemic. Disruptions of this nature could negatively impact the timelines of our preclinical programs. In the event of a resurgence of COVID-19 infections, it is likely that the disproportionate impact of COVID-19 on hospitals and clinical sites will have an impact on recruitment and retention for our clinical trials. For instance, we are aware of certain clinical trial sites that have temporarily stopped or delayed enrolling new patients during the COVID-19 pandemic. In addition, certain of our clinical trial sites have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in our clinical trials due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic. We and our CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA on March 18, 2020 and generally, and may need to make further adjustments in the future, including adjustments based on recently issued FDA guidance on manufacturing, supply chain, and pharmaceutical product inspections; resuming normal pharmaceutical manufacturing operations; and updates on conducting clinical trials during the COVID-19 public health emergency. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While we are currently continuing our clinical trials and seeking to add new clinical trial sites, we may not be successful in adding trial sites, may experience delays in patient enrollment or in the progression of our clinical trials, may need to suspend our clinical trials, and may encounter other negative impacts to our trials, due to the effects of the COVID-19 pandemic.

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

We focus our resources and efforts on developing ORIC-533, ORIC-114 and ORIC-944, and advancing our preclinical programs. As a result, because we have limited resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development activities for ORIC-533, ORIC-114, ORIC-944 and other preclinical programs, may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target markets for ORIC-533, ORIC-114, ORIC-944 or any of our other programs, we may relinquish valuable rights to that product candidate or program through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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

In particular, there is intense competition in the field of oncology. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, universities and other research institutions. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying and in-licensing new product candidates. We expect to face competition from existing products and products in development for each of our programs. For ORIC-533, we are aware of several companies developing antibodies against this target that are in clinical trials, including AstraZeneca, Bristol-Myers Squibb, Novartis, Incyte Corporation, Corvus Pharmaceuticals, Innate Pharma, Tracon Pharmaceuticals in collaboration with I-Mab Biopharma, Akeso, Symphogen, Innovent, Henlius Biotech, Jacobio Pharmaceuticals and Phanes Therapeutics. Other companies, such as Arcus Biosciences in collaboration with Gilead Sciences and Antengene, have small-molecule programs in clincial trials against this target. To our knowledge, only Antengene has an orally available, small molecule CD73 inhibitor in an active clinical trial for patients with cancer. For ORIC-944, we are aware of several companies developing inhibitors against PRC2 via EZH2 inhibition that are currently in clinical trials, including Epizyme, Morphosys, Daiichi Sankyo, Pfizer, Shanghai HaiHe Pharmaceutical and Jiangsu Hengrui Medicine Co. To our knowledge, only Novartis has an allosteric PRC2 inhibitor in a clinical trial for patients with cancer. For ORIC-114, we are aware of two companies with an FDA approved product for patients with EGFR exon 20 insertion mutations, including Takeda and The Janssen Pharmaceutical Companies of Johnson & Johnson. We are also aware of several companies developing inhibitors against EGFR or HER2 exon 20 insertion mutations that are currently in clinical trials, including Spectrum Pharmaceuticals, Jiangsu Hengrui Medicine Co., Daiichi Sankyo, Dizal Pharmaceuticals, Cullinan Oncology, Bayer, Allist Pharmaceuticals and Blueprint Medicines. Additionally, Seattle Genetics has an FDA approved product for the treatment of patients with HER2-positive breast cancer, including patients with brain metastases. We are also aware that Dizal Pharmaceuticals is developing a brain penetrant inhibitor currently in a clinical trial for patients with HER2-positive breast cancer. Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources, and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in our field before we do.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will stay in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

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
•
the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare providers (such as physician assistants and nurse practitioners), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws that require the registration of pharmaceutical sales and medical representatives; state laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Additionally, the federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare providers (such as physician assistants and nurse practitioners) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, such covered recipients, and to report annually certain ownership and investment interests held by physicians and their immediate family members.

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

In September 2018, California’s Senate Bill 826 was signed into law. Senate Bill 826 generally requires that a public company with a principal executive office in California have a minimum number of females on its board of directors, with such minimum number dependent on the size of such board of directors. By December 31, 2019, each public company with a principal executive office in California was required to have at least one female on its board of directors. By December 31, 2021, each public company with a principal executive office in California was required to have at least two females on its board of directors if such company has at least five directors, and at least three females on its board of directors if such company has at least six directors.

Additionally, in September 2020, Assembly Bill 979 was signed into law. Assembly Bill 979 generally required that a public company with a principal executive office in California have a minimum number of directors from underrepresented communities, with such minimum number dependent on the size of such board of directors. On April 1, 2022, the Los Angeles County Superior Court in California found that Assembly Bill 979 violated California’s Constitution and ruled that the State is precluded from enforcing the law with taxpayer funds or resources. This ruling may be appealed, but the injunction against enforcement will remain in place during potential appeals.

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

Our board of directors currently includes three female directors and two directors from an underrepresented community. Based on the current composition of our board of directors we are in compliance with Senate Bill 826. Failure to maintain the required composition of our board of directors may result in a violation of Senate Bill 826. An initial violation may result in a fine from the California Secretary of State in the amount of $100,000, with each subsequent violation resulting in a fine of $300,000. In addition, under the Nasdaq diversity rule, if our current or future diverse directors no longer serve on our board of directors we could be out of compliance with Nasdaq. Additionally, we cannot guarantee that we can recruit, attract and/or retain qualified members of the board of directors and meet gender and diversity requirements under California law or the Nasdaq rule, which may expose us to financial penalties and adversely affect our reputation.

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

As of March 31, 2022, we had 79 full-time employees, including 57 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our NOLs generated in tax years beginning prior to January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and therefore could expire unused. Under tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act) as amended by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. As of December 31, 2021, we had available NOL carryforwards of $198.2 million, of which $156.6 million do not expire. We also had available California NOL carryforwards of approximately $197.3 million as of December 31, 2021, which begin to expire in 2034 and are subject to limitation on use. In addition, as of December 31, 2021, we had federal and California research and development credit carryforwards totaling $6.1 million and $3.9 million, respectively. The federal credits begin to expire in 2034 unless previously utilized, while the state credits do not expire.

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

Although as of March 31, 2022, we owned three and licensed three issued patents in the United States pertaining to our three product candidates, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued or licensed patents will not be found invalid or unenforceable if challenged.

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

No earlier than October 1, 2022, European patent applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court ("UPC"). The option of a Unitary Patent will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC.

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

Although as of March 31, 2022, we owned three and licensed three issued patents in the United States pertaining to our three product candidates and pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. As of March 31, 2022, we had one pending United States trademark application. Our trademark applications may not result in any trademark registrations being issued, and our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

As of March 31, 2022, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned approximately 60% of our outstanding common stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	2022 Inducement Equity Incentive Plan and related forms of stock option and restricted stock unit agreements.	8-K	001-39269	10.1	3/4/22
10.2#	License Agreement between the registrant and Mirati Therapeutics, Inc., dated as of August 3, 2020.				Filed herewith
10.3#	License and Collaboration Agreement between the registrant and Voronoi, Inc., dated as of October 19, 2020.				Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
101.INS	INLINE XBRL Instance Document				Furnished herewith
101.SCH	INLINE XBRL Taxonomy Extension Schema Document				Furnished herewith
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document				Furnished herewith
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document				Furnished herewith
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document				Furnished herewith
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document				Furnished herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Furnished herewith

#

Portions of this exhibit (indicated by asterisks) have been omitted as the registrant has determined that (1) the omitted information is not material and (2) the omitted information would likely cause competitive harm to the registrant if publicly disclosed.

+

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of ORIC Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIC Pharmaceuticals, Inc.

Date: May 9, 2022	By:	/s/ Jacob M. Chacko
Jacob M. Chacko, M.D.
President and Chief Executive Officer

Date: May 9, 2022	By:	/s/ Dominic Piscitelli
Dominic Piscitelli
Chief Financial Officer