Form 10-Q
period 2022-06-30
Oric Pharmaceuticals, Inc.
filed 2022-08-11
CIK 1796280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 3, 2022, the registrant had 39,576,657 shares of common stock, $0.0001 par value per share, outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ORIC PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,080	$226,006
Short-term investments	177,984	10,973
Prepaid expenses and other current assets	6,462	3,543
Total current assets	233,526	240,522

Long-term investments	10,772	43,386
Property and equipment, net	3,005	2,413
Other assets	12,381	12,321
Total assets	$259,684	$298,642

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$2,093	$1,886
Accrued liabilities	10,381	13,265
Total current liabilities	12,474	15,151

Other long-term liabilities	10,340	10,515
Total liabilities	22,814	25,666

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 39,575,454 and 39,430,120 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	526,651	518,183
Accumulated deficit	(288,554)	(245,108)
Accumulated other comprehensive loss	(1,231)	(103)
Total stockholders' equity	236,870	272,976
Total liabilities and stockholders' equity	$259,684	$298,642

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$13,834	$15,517	$30,662	$27,214
General and administrative	6,862	5,540	13,292	10,396
Total operating expenses	20,696	21,057	43,954	37,610
Loss from operations	(20,696)	(21,057)	(43,954)	(37,610)

Other income:
Interest income, net	409	33	508	77
Other	—	15	—	15
Total other income	409	48	508	92
Net loss	$(20,287)	$(21,009)	$(43,446)	$(37,518)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(429)	(14)	(1,128)	34
Comprehensive loss	$(20,716)	$(21,023)	$(44,574)	$(37,484)
Net loss per share, basic and diluted	$(0.51)	$(0.57)	$(1.10)	$(1.02)
Weighted-average shares outstanding, basic and diluted	39,481,628	36,701,836	39,456,812	36,690,824

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance at December 31, 2021	39,430,120	$4	$518,183	$(245,108)	$(103)	$272,976
Exercise of common stock options	8,482	—	16	—	—	16
Stock-based compensation expense	—	—	3,945	—	—	3,945
Unrealized loss on investments	—	—	—	—	(699)	(699)
Net loss	—	—	—	(23,159)	—	(23,159)
Balance at March 31, 2022	39,438,602	$4	$522,144	$(268,267)	$(802)	$253,079
Exercise of common stock options	38,407	—	61	—	—	61
Issuance of common stock under the Employee Stock Purchase Plan	98,445	—	354	—	—	354
Stock-based compensation expense	—	—	4,092	—	—	4,092
Unrealized loss on investments	—	—	—	—	(429)	(429)
Net loss	—	—	—	(20,287)	—	(20,287)
Balance at June 30, 2022	39,575,454	$4	$526,651	$(288,554)	$(1,231)	$236,870

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance at December 31, 2020	36,672,415	$4	$456,196	$(166,393)	$(31)	$289,776
Exercise of common stock options	18,411	—	16	—	—	16
Stock-based compensation expense	—	—	2,744	—	—	2,744
Unrealized gain on investments	—	—	—	—	48	48
Net loss	—	—	—	(16,509)	—	(16,509)
Balance at March 31, 2021	36,690,826	$4	$458,956	$(182,902)	$17	$276,075
Exercise of common stock options	24,786	—	58	—	—	58
Stock-based compensation expense	—	—	3,213	—	—	3,213
Unrealized loss on investments	—	—	—	—	(14)	(14)
Net loss	—	—	—	(21,009)	—	(21,009)
Balance at June 30, 2021	36,715,612	$4	$462,227	$(203,911)	$3	$258,323

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(43,446)	$(37,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	498	451
Stock-based compensation expense	8,037	5,957
Loss on fixed asset disposals	—	3
(Accretion of discount) amortization of premium on investments, net	(52)	870
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,112)	307
Accounts payable and accrued other liabilities	(3,419)	(1,185)
Net cash used in operating activities	(40,494)	(31,115)

Cash flows from investing activities:
Acquisitions of property and equipment	(1,390)	(317)
Purchases of investments	(145,473)	(25,171)
Maturities of investments	10,000	148,500
Net cash (used in) provided by investing activities	(136,863)	123,012

Cash flows from financing activities:
Issuance costs associated with financings	—	(339)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	354	—
Proceeds from stock option exercises	77	74
Net cash provided by (used in) financing activities	431	(265)

Net (decrease) increase in cash, cash equivalents and restricted cash	(176,926)	91,632

Cash, cash equivalents and restricted cash at beginning of period	226,474	78,446
Cash, cash equivalents and restricted cash at end of period	$49,548	$170,078

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the balance sheets to the amounts shown in the statements of cash flows above, in thousands:

	June 30,
	2022	2021
Cash and cash equivalents	$49,080	$170,078
Restricted cash included in other assets	468	—
Total cash, cash equivalents and restricted cash	$49,548	$170,078

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

As of June 30, 2022, the Company had an accumulated deficit of $288.6 million. Through June 30, 2022, all of the Company’s financial support has been provided by proceeds from the issuance of common stock and convertible preferred stock.

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

Under the Voronoi License Agreement, Voronoi was responsible for certain research and development costs up to a predetermined threshold. Upon achievement of the predetermined threshold during the quarter ended June 30, 2022, Voronoi has chosen to opt-out of participation in and funding of future development activities. The Company is also obligated to make milestone payments to Voronoi upon the achievement of certain events. Upon the achievement of certain development and regulatory milestones with respect to the first licensed product, the Company is obligated to pay Voronoi up to a maximum of $111.0 million. Upon the achievement of certain commercial milestones with respect to the first licensed product, the Company is obligated to pay Voronoi up to a maximum of $225.0 million. If the Company pursues a second licensed product, the Company could pay Voronoi up to an additional $272.0 million in success-based milestones. In addition, the Company is obligated to pay royalties on net sales of licensed products in the ORIC Territory.

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

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Lab equipment	$5,922	$5,305
Leasehold improvements	1,730	1,710
Computer hardware and software	296	247
Furniture and fixtures	508	140
Total property and equipment, gross	8,456	7,402
Less accumulated depreciation	(5,451)	(4,989)
Total property and equipment, net	$3,005	$2,413

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued clinical and manufacturing costs	$4,159	$5,678
Accrued compensation	2,765	4,798
Lease liabilities - short-term	2,613	1,926
Other accruals	844	863
Total accrued liabilities	$10,381	$13,265

6. Investments

The Company's available-for-sale investments consisted of the following (in thousands):

June 30, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term
U.S. treasury securities	$177,275	$—	$(1,205)	$176,070
Certificates of deposit	1,925	—	(11)	1,914
Short-term investments	$179,200	$—	$(1,216)	$177,984

Long-term
U.S. treasury securities	$9,807	$—	$—	$9,807
Certificates of deposit	980	—	(15)	965
Long-term investments	$10,787	$—	$(15)	$10,772

December 31, 2021
Short-term
U.S. treasury securities	$10,014	$—	$(1)	$10,013
Certificates of deposit	961	—	(1)	960
Short-term investments	$10,975	$—	$(2)	$10,973

Long-term
U.S. treasury securities	$42,517	$—	$(98)	$42,419
Certificates of deposit	970	—	(3)	967
Long-term investments	$43,487	$—	$(101)	$43,386

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of June 30, 2022 and December 31, 2021. Credit loss is limited due to the nature of the investments.

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

Following are the major categories of assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
June 30, 2022
Money market funds (1)	$49,080	$49,080	$—	$—	$49,080
U.S. treasury securities	185,877	185,877	—	—	185,877
Certificates of deposit	2,879	2,879	—	—	2,879
Total	$237,836	$237,836	$—	$—	$237,836
December 31, 2021
Money market funds (1)	$226,006	$226,006	$—	$—	$226,006
U.S. treasury securities	52,432	52,432	—	—	52,432
Certificates of deposit	1,927	1,927	—	—	1,927
Total	$280,365	$280,365	$—	$—	$280,365

(1) Included in cash and cash equivalents in accompanying balance sheets.

No transfers between levels occurred during either of the reporting periods presented.

8. Equity Incentive Plans and Stock-Based Compensation

As of June 30, 2022, there were 2,133,880 shares available for future issuance under the 2020 Equity Incentive Plan and 500,000 shares available for future issuance under the 2022 Inducement Equity Incentive Plan, which was adopted on March 1, 2022. The 2020 Equity Incentive Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors and consultants of the Company. The 2022 Inducement Equity Incentive Plan provides for the grants of equity-based awards to individuals not previously employees or non-employee directors of the Company.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$1,587	$1,264	$3,155	$2,331
General and administrative	2,505	1,949	4,882	3,626
Total stock-based compensation expense	$4,092	$3,213	$8,037	$5,957

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2022:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	5,268,320	$14.16
Granted	1,757,035	8.13
Exercised	(46,889)	1.65
Forfeited and cancelled	(324,389)	16.94
Outstanding at June 30, 2022	6,654,077	$12.51	8.0	$4,449
Exercisable at June 30, 2022	3,087,337	$10.05	6.9	$3,935

The fair value of stock option awards to employees, executives, directors, and other service providers was estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	1.47% - 3.34%	0.60% - 1.15%
Expected volatility	82.98% - 87.60%	85.31% - 88.43%
Expected term (in years)	5.50-6.08	5.50 - 6.08
Expected dividend yield	0%	0%

The Company recognized stock-based compensation expense related to the vesting of stock options of $3.8 million and $3.2 million during the three months ended June 30, 2022 and 2021, respectively, and $7.5 million and $6.0 million during the six months ended June 30, 2022 and 2021, respectively. The total unrecognized compensation expense related to outstanding unvested stock-option awards as of June 30, 2022, was $35.8 million, which is expected to be recognized over a weighted-average remaining service period of 2.8 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2022:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2021	—	$—
Granted	249,018	8.84
Vested	—	—
Forfeited	(12,076)	9.48
Outstanding at June 30, 2022	236,942	$8.81

The Company recognized stock-based compensation expense related to the vesting of restricted stock units of $0.2 million and $0.3 million during the three and six months ended June 30, 2022, respectively. The Company did not grant restricted stock units in 2021. Total unrecognized compensation expense related to restricted stock units as of June 30, 2022, was $1.8 million, which is expected to be recognized over a weighted-average remaining service period of 2.5 years.

Employee Stock Purchase Plan

The company recognized stock-based compensation expense related to the Employee Stock Purchase Plan (ESPP) of $0.1 million and $0.2 million during the three and six months ended June 30, 2022, respectively. There was no ESPP expense for the three and six months ended June 30, 2021.

Net Loss per Share

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase common stock	6,654,077	5,206,688	6,654,077	5,206,688
Non-vested restricted stock units	236,942	—	236,942	—
Total	6,891,019	5,206,688	6,891,019	5,206,688

9. Subsequent Event

On June 21, 2022, the Company filed with the Securities and Exchange Commission a Tender Offer Statement on Schedule TO defining the terms and conditions of a one-time voluntary stock option exchange of certain eligible options for its employees (the “Option Exchange”). On July 20, 2022, the completion date of the Option Exchange, stock options covering an aggregate of 4,406,732 shares of common stock were tendered by eligible employees, and the Company granted new options covering an aggregate of 4,406,732 shares of common stock under the 2020 Plan in exchange for the tendered options.

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

We have incurred significant losses since the commencement of our operations. Our net loss for the six months ended June 30, 2022 was $43.4 million and we had an accumulated deficit of $288.6 million as of June 30, 2022. Our losses and accumulated deficit have resulted primarily from costs incurred in connection with research and development activities including in-licensing and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we anticipate these losses will increase significantly as we continue our development of ORIC-533, ORIC-114, ORIC-944 and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Operating expenses:
Research and development	$13,834	$15,517	$(1,683)	$30,662	$27,214	$3,448
General and administrative	6,862	5,540	1,322	13,292	10,396	2,896
Total operating expenses	20,696	21,057	(361)	43,954	37,610	6,344
Loss from operations	(20,696)	(21,057)	361	(43,954)	(37,610)	(6,344)

Total other income	409	48	361	508	92	416

Net loss	$(20,287)	$(21,009)	$722	$(43,446)	$(37,518)	$(5,928)

Research and Development Expenses

Research and development expenses were $13.8 million for the three months ended June 30, 2022, compared to $15.5 million for the same period in 2021, a decrease of $1.7 million. The decrease was primarily driven by a net decrease in external expenses of $2.4 million, offset by higher personnel costs of $0.7 million, including additional non-cash stock-based compensation of $0.3 million. The net decrease in external expenses was related to lower ORIC-101 costs due to the discontinuation of the program in the first quarter of 2022 and lower ORIC-533 manufacturing, offset by an increase in external expenses related to the advancement of ORIC-114, ORIC-944 and our other product candidates.

For the six months ended June 30, 2022, research and development expenses were $30.7 million compared to $27.2 million for the same period in 2021, an increase of $3.4 million. The increase was primarily driven by a net increase in external expenses of $1.5 million related to the advancement of ORIC-533, ORIC-114, ORIC-944 and our other product candidates, and a decrease in ORIC-101 costs due to the discontinuation of the program. Higher personnel costs of $2.0 million, including additional non-cash stock-based compensation of $0.8 million, also contributed to the increase.

The following table summarizes our external and internal costs for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
External costs:
ORIC-533	$950	$2,360	$(1,410)	$3,156	$2,920	$236
ORIC-114	754	145	609	1,198	353	845
ORIC-944	1,279	1,182	97	2,719	2,027	692
ORIC-101 (discontinued)	972	4,027	(3,055)	3,390	7,104	(3,714)
Preclinical and other unallocated costs	4,542	3,184	1,358	9,501	6,064	3,437
Total external costs	8,497	10,898	(2,401)	19,964	18,468	1,496
Internal costs	5,337	4,619	718	10,698	8,746	1,952
Total research and development expenses	$13,834	$15,517	$(1,683)	$30,662	$27,214	$3,448

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.

General and Administrative Expenses

General and administrative expenses were $6.9 million for the three months ended June 30, 2022, compared to $5.5 million for the same period in 2021, an increase of $1.3 million. The increase was primarily due to higher personnel costs, including additional non-cash stock-based compensation of $0.6 million. For the six months ended June 30, 2022, general and administrative expenses were $13.3 million compared to $10.4 million for the same period in 2021, an increase of $2.9 million. The increase was primarily due to higher personnel costs, including additional non-cash stock-based compensation of $1.3 million.

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

Cash Flows

The following table summarizes the sources and uses of our cash (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(40,494)	$(31,115)
Net cash (used in) provided by investing activities	(136,863)	123,012
Net cash provided by (used in) financing activities	431	(265)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(176,926)	$91,632

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2022, of $40.5 million was attributable to our net loss of $43.4 million and a $5.5 million net decrease in working capital primarily related to a decrease in accrued compensation and an increase in prepaid expenses related to timing and an increase in costs related to our studies, offset by non-cash expenses of $8.5 million, which were primarily driven by stock-based compensation.

Net cash used in operating activities during the six months ended June 30, 2021, of $31.1 million was attributable to our net loss of $37.5 million and a net decrease of working capital of $0.9 million primarily related to a decrease in accrued compensation, offset by non-cash expenses of $7.3 million, which were primarily driven by stock based-compensation.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2022, of $136.9 million was primarily attributable to the purchases of investments, net of maturities.

Net cash provided by investing activities during the six months ended June 30, 2021, of $123.0 million was primarily attributable to maturities of investments, net of purchases.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2022, of $0.4 million consisted of net proceeds received from stock option exercises and common stock issued under the Employee Stock Purchase Plan.

Net cash used in financing activities during the six months ended June 30, 2021, of $0.3 million was primarily attributable to deferred financing costs in connection with our ATM sales agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing the income we receive without significantly increasing risk. To achieve this objective, we may invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years, in accordance with an investment policy approved by our audit committee. Some of the financial instruments that we invest in could be subject to market risk, meaning that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include a variety of securities, including money market funds, government debt securities, certificates of deposit and commercial paper, all with various maturity dates. As of June 30, 2022, we had cash equivalents and investments of $237.8 million, consisting of interest-bearing money market funds, certificates of deposit and securities issued by the U.S. Treasury. Due to the nature of our cash equivalents and investments, an immediate 100 basis point change in interest rates would not have a material effect on their fair market value.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2022, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private placements of our convertible preferred stock and the sale of our common stock in our initial public offering (IPO) in April 2020 and our public offering in November 2020. Our net loss was $43.4 million for the six months ended June 30, 2022, and as of June 30, 2022, we had an accumulated deficit of $288.6 million. In the second quarter of 2021, the U.S. Food and Drug Administration (FDA) cleared an Investigational New Drug Application (IND) for ORIC-533. In the fourth quarter of 2021, we filed a Clinical Trial Application (CTA) in South Korea for ORIC-114, which was cleared in the first quarter of 2022. We also filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of June 30, 2022, we had $237.8 million in cash, cash equivalents and investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into the second half of 2024. Our estimate as to how long we expect our existing cash, cash equivalents, and available-for-sale investments, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

In particular, there is intense competition in the field of oncology. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, universities and other research institutions. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying and in-licensing new product candidates. We expect to face competition from existing products and products in development for each of our programs. For ORIC-533, we are aware of several companies developing antibodies against this target that are in clinical trials, including AstraZeneca, Bristol-Myers Squibb, Novartis, Incyte Corporation, Corvus Pharmaceuticals, Innate Pharma, Tracon Pharmaceuticals in collaboration with I-Mab Biopharma, Akeso, Symphogen, Innovent, Henlius Biotech, Jacobio Pharmaceuticals and Phanes Therapeutics. Other companies, such as Arcus Biosciences in collaboration with Gilead Sciences and Antengene, have small-molecule programs in clinical trials against this target. To our knowledge, only Antengene has an orally available, small molecule CD73 inhibitor in an active clinical trial for patients with cancer. For ORIC-944, we are aware of several companies developing inhibitors against PRC2 via EZH2 inhibition that are currently in clinical trials, including Epizyme, Morphosys, Daiichi Sankyo, Pfizer, Shanghai HaiHe Pharmaceutical and Jiangsu Hengrui Medicine Co. To our knowledge, only Novartis has an allosteric PRC2 inhibitor in a clinical trial for patients with cancer. For ORIC-114, we are aware of two companies with an FDA approved product for patients with EGFR exon 20 insertion mutations, including Takeda and The Janssen Pharmaceutical Companies of Johnson & Johnson. We are also aware of several companies developing inhibitors against EGFR or HER2 exon 20 insertion mutations that are currently in clinical trials, including Spectrum Pharmaceuticals, Jiangsu Hengrui Medicine Co., Daiichi Sankyo, Dizal Pharmaceuticals, Cullinan Oncology in collaboration with Taiho Pharmaceutical, Bayer, ArriVent BioPharma in collaboration with Allist Pharmaceuticals, Boehringer Ingelheim, Junshi Biosciences and Blueprint Medicines. Additionally, Seattle Genetics has an FDA approved product for the treatment of patients with HER2-positive breast cancer, including patients with brain metastases. We are also aware that Dizal Pharmaceuticals and Zion Pharma are developing brain penetrant inhibitors currently in clinical trials for patients with HER2-positive breast cancer. Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources, and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in our field before we do.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will stay in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022. Under current legislation, the reduction in Medicare payments varies from 1% in 2022 up to 4% in the final fiscal year of the sequester, unless additional congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

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

Finally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA (a) allows enforcement by the California Attorney General, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation and (b) authorizes private lawsuits to recover statutory damages for certain data breaches. While it exempts some data regulated by the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and certain clinical trials data, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in November 2020. The CPRA significantly modified the CCPA, which may require us to modify our practices and policies and may further increase our compliance costs and potential liability. Some observers note that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. In addition to the CCPA, numerous other states’ legislatures are considering similar laws that will require ongoing compliance efforts and investment. For example, in March 2021, Virginia enacted a Consumer Data Protection Act that will go into effect on January 1, 2023; in June 2021, Colorado enacted a Colorado Privacy Act that will go into effect on July 1, 2023; in March 2022, Utah enacted a Utah Consumer Privacy Act that will go into effect December 31, 2023; and in May 2022, Connecticut enacted An Act Concerning Personal Data Privacy and Online Monitoring that will take effect on July 1, 2023. All of these new state laws share similarities with the CCPA, CPRA, and legislation proposed in other states. Complying with emerging and changing legal and regulatory requirements relating to privacy, data protection and other matters may cause us to incur costs or require us to change our business practices, which could harm our business, financial condition, and results of operations and prospects.

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

In September 2018, California’s Senate Bill 826 was signed into law. Senate Bill 826 generally requires that a public company with a principal executive office in California have a minimum number of females on its board of directors, with such minimum number dependent on the size of such board of directors. By December 31, 2019, each public company with a principal executive office in California was required to have at least one female on its board of directors. On May 13, 2022, the Los Angeles County Superior Court in California found that Senate Bill 826 violated California’s Constitution and ruled that the State is precluded from enforcing the law with taxpayer funds or resources. This ruling may be appealed, but the injunction against enforcement will remain in place during potential appeals.

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

Our board of directors currently includes three female directors and two directors from an underrepresented community. Based on the current composition of our board of directors we would be in compliance with Senate Bill 826 and Assembly Bill 979 should either law be appealed and reinstated. In addition, under the Nasdaq diversity rule, if our current or future diverse directors no longer serve on our board of directors we could be out of compliance with Nasdaq. Additionally, we cannot guarantee that we can recruit, attract and/or retain qualified members of the board of directors and meet gender and diversity requirements under California law (if appealed and reinstated) or the Nasdaq rule, which may expose us to financial penalties and adversely affect our reputation.

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

As of June 30, 2022, we had 83 full-time employees, including 58 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Recent legislation commonly known as the Tax Act, as amended by the CARES Act, among other things, reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limits the tax deduction for interest expense and modifies or repeals many business deductions and credits. The U.S. Treasury Department and the Internal Revenue Service, or the IRS, may issue further guidance on how the provisions of the Tax Act will be applied or otherwise administered, which may differ from our current interpretation. In addition, the Tax Act could be subject to potential amendments and technical corrections, any of which could materially lessen or increase certain adverse impacts of the legislation on us. Additionally, the current administration in the United States and congressional decisions made in the near future may result in increased corporate tax. For example, the current administration has proposed increasing the corporate tax rate, among other changes. If enacted, such legislation may increase the amount of tax we may owe in future taxable years, which may adversely impact our business.

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

Although as of June 30, 2022, we owned four and licensed three issued patents in the United States pertaining to our three product candidates, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued or licensed patents will not be found invalid or unenforceable if challenged.

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

We may be involved in lawsuits to protect or enforce our patents or our licensors’ patents, which could be expensive, time consuming and unsuccessful. Further, our issued patents or our licensors’ patents could be found invalid, unenforceable or not infringed if challenged in court.

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

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents or those of our licensors may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Amendments). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

We may not be able to protect our intellectual property rights throughout the world.

Although as of June 30, 2022, we owned four and licensed three issued patents in the United States pertaining to our three product candidates and pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patents. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. As of June 30, 2022, we had one pending United States trademark application. Our trademark applications may not result in any trademark registrations being issued, and our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

As of June 30, 2022, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned approximately 55% of our outstanding common stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	2022 Inducement Equity Incentive Plan and related forms of stock option and restricted stock unit agreements.	8-K	001-39269	10.1	3/4/22
10.2#	License Agreement between the registrant and Mirati Therapeutics, Inc., dated as of August 3, 2020.	10-Q	001-39269	10.2	5/9/22
10.3#	License and Collaboration Agreement between the registrant and Voronoi, Inc., dated as of October 19, 2020.	10-Q	001-39269	10.3	5/9/22
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
101.INS	INLINE XBRL Instance Document				Furnished herewith
101.SCH	INLINE XBRL Taxonomy Extension Schema Document				Furnished herewith
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document				Furnished herewith
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document				Furnished herewith
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document				Furnished herewith
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document				Furnished herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Furnished herewith

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

ORIC Pharmaceuticals, Inc.

Date: August 11, 2022	By:	/s/ Jacob M. Chacko
Jacob M. Chacko, M.D.
President and Chief Executive Officer

Date: August 11, 2022	By:	/s/ Dominic Piscitelli
Dominic Piscitelli
Chief Financial Officer