Form 10-Q
period 2022-09-30
Oric Pharmaceuticals, Inc.
filed 2022-11-07
CIK 1796280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the registrant had 39,576,657 shares of common stock, $0.0001 par value per share, outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ORIC PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,076	$226,006
Short-term investments	164,583	10,973
Prepaid expenses and other current assets	5,026	3,543
Total current assets	198,685	240,522

Long-term investments	24,310	43,386
Property and equipment, net	3,049	2,413
Other assets	11,953	12,321
Total assets	$237,997	$298,642

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,532	$1,886
Accrued liabilities	11,752	13,265
Total current liabilities	13,284	15,151

Other long-term liabilities	9,894	10,515
Total liabilities	23,178	25,666

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 39,576,047 and 39,430,120 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	529,945	518,183
Accumulated deficit	(313,383)	(245,108)
Accumulated other comprehensive loss	(1,747)	(103)
Total stockholders' equity	214,819	272,976
Total liabilities and stockholders' equity	$237,997	$298,642

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$14,723	$12,899	$45,385	$40,113
General and administrative	5,971	5,557	19,263	15,953
Acquired in-process research and development	5,000	—	5,000	—
Total operating expenses	25,694	18,456	69,648	56,066
Loss from operations	(25,694)	(18,456)	(69,648)	(56,066)

Other income:
Interest income, net	865	30	1,373	107
Other	—	—	—	15
Total other income	865	30	1,373	122
Net loss	$(24,829)	$(18,426)	$(68,275)	$(55,944)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(516)	(5)	(1,644)	29
Comprehensive loss	$(25,345)	$(18,431)	$(69,919)	$(55,915)
Net loss per share, basic and diluted	$(0.63)	$(0.47)	$(1.73)	$(1.49)
Weighted-average shares outstanding, basic and diluted	39,575,660	39,008,114	39,496,864	37,471,740

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance at December 31, 2021	39,430,120	$4	$518,183	$(245,108)	$(103)	$272,976
Exercise of common stock options	8,482	—	16	—	—	16
Stock-based compensation expense	—	—	3,945	—	—	3,945
Unrealized loss on investments	—	—	—	—	(699)	(699)
Net loss	—	—	—	(23,159)	—	(23,159)
Balance at March 31, 2022	39,438,602	$4	$522,144	$(268,267)	$(802)	$253,079
Exercise of common stock options	38,407	—	61	—	—	61
Issuance of common stock under the Employee Stock Purchase Plan	98,445	—	354	—	—	354
Stock-based compensation expense	—	—	4,092	—	—	4,092
Unrealized loss on investments	—	—	—	—	(429)	(429)
Net loss	—	—	—	(20,287)	—	(20,287)
Balance at June 30, 2022	39,575,454	$4	$526,651	$(288,554)	$(1,231)	$236,870
Exercise of common stock options	593	—	1	—	—	1
Stock-based compensation expense	—	—	3,293	—	—	3,293
Unrealized loss on investments	—	—	—	—	(516)	(516)
Net loss	—	—	—	(24,829)	—	(24,829)
Balance at September 30, 2022	39,576,047	$4	$529,945	$(313,383)	$(1,747)	$214,819

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance at December 31, 2020	36,672,415	$4	$456,196	$(166,393)	$(31)	$289,776
Exercise of common stock options	18,411	—	16	—	—	16
Stock-based compensation expense	—	—	2,744	—	—	2,744
Unrealized gain on investments	—	—	—	—	48	48
Net loss	—	—	—	(16,509)	—	(16,509)
Balance at March 31, 2021	36,690,826	$4	$458,956	$(182,902)	$17	$276,075
Exercise of common stock options	24,786	—	58	—	—	58
Stock-based compensation expense	—	—	3,213	—	—	3,213
Unrealized loss on investments	—	—	—	—	(14)	(14)
Net loss	—	—	—	(21,009)	—	(21,009)
Balance at June 30, 2021	36,715,612	$4	$462,227	$(203,911)	$3	$258,323
Issuance of common stock	2,597,402	—	50,000	—	—	50,000
Issuance costs associated with offering of common stock	—	—	(1,852)	—	—	(1,852)
Exercise of common stock options	18,571	—	99	—	—	99
Stock-based compensation expense	—	—	3,397	—	—	3,397
Unrealized loss on investments	—	—	—	—	(5)	(5)
Net loss	—	—	—	(18,426)	—	(18,426)
Balance at September 30, 2021	39,331,585	$4	$513,871	$(222,337)	$(2)	$291,536

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(68,275)	$(55,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	719	668
Stock-based compensation expense	11,330	9,354
Loss on fixed asset disposals	—	2
(Accretion of discount) amortization of premium on investments, net	(422)	1,201
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(247)	1,010
Accounts payable and accrued other liabilities	(2,919)	452
Net cash used in operating activities	(59,814)	(43,257)

Cash flows from investing activities:
Acquisitions of property and equipment	(1,791)	(550)
Purchases of investments	(206,492)	(32,866)
Maturities of investments	70,735	191,500
Net cash (used in) provided by investing activities	(137,548)	158,084

Cash flows from financing activities:
Proceeds from issuance of common stock	—	50,000
Issuance costs associated with financings	—	(1,852)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	354	—
Proceeds from stock option exercises	78	173
Net cash provided by financing activities	432	48,321

Net (decrease) increase in cash, cash equivalents and restricted cash	(196,930)	163,148

Cash, cash equivalents and restricted cash at beginning of period	226,474	78,446
Cash, cash equivalents and restricted cash at end of period	$29,544	$241,594

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the balance sheets to the amounts shown in the statements of cash flows above, in thousands:

	September 30,
	2022	2021
Cash and cash equivalents	$29,076	$241,126
Restricted cash included in other assets	468	468
Total cash, cash equivalents and restricted cash	$29,544	$241,594

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

As of September 30, 2022, the Company had an accumulated deficit of $313.4 million. Through September 30, 2022, all of the Company’s financial support has been provided by proceeds from the issuance of common stock and convertible preferred stock.

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

The fair value of stock options is estimated using a Black-Scholes-Merton valuation model on the date of grant. This method requires certain assumptions be used as inputs, such as a risk-free interest rate, expected volatility of the Company’s common stock and expected term of the option before exercise. The risk-free interest rate is based on U.S. Treasury instruments with maturities similar to the expected term. The expected volatility is computed using historical volatility for a period equal to the expected term. Given the limited period of time the Company's stock has been traded, expected volatility is based on the Company's historical volatility and the historical volatility of a group of similar companies that are publicly traded. The expected term represents the length of time the stock options are expected to be outstanding. Because the Company does not have sufficient exercise behavior, it determines the expected term assumption using the simplified method, which is an average of the contractual term of the option and its vesting period. Options granted have a maximum contractual term of ten years and generally vest over a four-year period.

The fair value of restricted stock units is equal to the closing price of the Company's stock on the date of grant. Restricted stock units generally vest over a three-year period.

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

Under the Voronoi License Agreement, Voronoi was responsible for certain research and development costs up to a predetermined threshold. Upon achievement of the predetermined threshold during the quarter ended June 30, 2022, Voronoi chose to opt out of participation in and funding of future development activities. The Company is also obligated to make milestone payments to Voronoi upon the achievement of certain events. Upon the achievement of certain development and regulatory milestones with respect to the first licensed product, the Company is obligated to pay Voronoi up to a maximum of $111.0 million. Upon the achievement of certain commercial milestones with respect to the first licensed product, the Company is obligated to pay Voronoi up to a maximum of $225.0 million. If the Company pursues a second licensed product, the Company could pay Voronoi up to an additional $272.0 million in success-based milestones. In addition, the Company is obligated to pay royalties on net sales of licensed products in the ORIC Territory. During the quarter ended September 30, 2022, the Company made a development milestone payment to Voronoi in the amount of $5.0 million, which was recorded in acquired in-process research and development expense.

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

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Lab equipment	$6,092	$5,305
Leasehold improvements	1,747	1,710
Computer hardware and software	337	247
Furniture and fixtures	508	140
Total property and equipment, gross	8,684	7,402
Less accumulated depreciation	(5,635)	(4,989)
Total property and equipment, net	$3,049	$2,413

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued clinical and manufacturing costs	$4,871	$5,678
Accrued compensation	3,874	4,798
Lease liabilities - short-term	2,636	1,926
Other accruals	371	863
Total accrued liabilities	$11,752	$13,265

6. Investments

The Company's available-for-sale investments consisted of the following (in thousands):

September 30, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term
U.S. treasury securities	$161,588	$—	$(1,386)	$160,202
U.S. agency bonds	2,500	—	(8)	2,492
Certificates of deposit	1,922	—	(33)	1,889
Short-term investments	$166,010	$—	$(1,427)	$164,583

Long-term
U.S. treasury securities	$21,395	$—	$(296)	$21,099
U.S. agency bonds	2,500	—	(14)	2,486
Certificates of deposit	735	—	(10)	725
Long-term investments	$24,630	$—	$(320)	$24,310

December 31, 2021
Short-term
U.S. treasury securities	$10,014	$—	$(1)	$10,013
Certificates of deposit	961	—	(1)	960
Short-term investments	$10,975	$—	$(2)	$10,973

Long-term
U.S. treasury securities	$42,517	$—	$(98)	$42,419
Certificates of deposit	970	—	(3)	967
Long-term investments	$43,487	$—	$(101)	$43,386

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of September 30, 2022 and December 31, 2021. Credit loss is limited due to the nature of the investments.

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

Following are the major categories of assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
September 30, 2022
Money market funds (1)	$29,076	$29,076	$—	$—	$29,076
U.S. treasury securities	181,301	181,301	—	—	181,301
U.S. agency bonds	4,978	—	4,978		4,978
Certificates of deposit	2,614	2,614	—	—	2,614
Total	$217,969	$212,991	$4,978	$—	$217,969
December 31, 2021
Money market funds (1)	$226,006	$226,006	$—	$—	$226,006
U.S. treasury securities	52,432	52,432	—	—	52,432
Certificates of deposit	1,927	1,927	—	—	1,927
Total	$280,365	$280,365	$—	$—	$280,365

(1) Included in cash and cash equivalents in accompanying balance sheets.

No transfers between levels occurred during either of the reporting periods presented.

8. Equity Incentive Plans and Stock-Based Compensation

As of September 30, 2022, there were 2,186,942 shares available for future issuance under the 2020 Equity Incentive Plan and 500,000 shares available for future issuance under the 2022 Inducement Equity Incentive Plan, which was adopted on March 1, 2022. The 2020 Equity Incentive Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors and consultants of the Company. The 2022 Inducement Equity Incentive Plan provides for the grants of equity-based awards to individuals not previously employees or non-employee directors of the Company.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,280	$1,250	$4,435	$3,608
General and administrative	2,013	2,147	6,895	5,746
Total stock-based compensation expense	$3,293	$3,397	$11,330	$9,354

Stock Options

On June 21, 2022, the Company filed with the Securities and Exchange Commission a Tender Offer Statement on Schedule TO defining the terms and conditions of a one-time voluntary stock option exchange of certain eligible options for its employees (the “Option Exchange”). On July 20, 2022, the completion date of the Option Exchange, stock options covering an aggregate of 4,406,732 shares of common stock were tendered by eligible employees, and the Company granted new options at an exercise price of $4.36, the Company’s closing stock price on July 20, 2022, covering an aggregate of 4,406,732 shares of common stock under the 2020 Equity Incentive Plan in exchange for the tendered options. As a result of the Option Exchange, the Company will recognize incremental stock-based compensation expense of $3.7 million over the requisite service period of the new stock options, which is three or four years. The Company will recognize the sum of the incremental stock-based compensation expense and the remaining unrecognized compensation expense for the original awards on the modification date, over the requisite service period of the new stock options.

The following table summarizes the stock option activity for the nine months ended September 30, 2022:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	5,268,320	$14.16
Granted	6,193,247	5.43
Exercised	(47,482)	1.65
Forfeited and cancelled	(4,816,712)	16.52
Outstanding at September 30, 2022	6,597,373	$4.32	8.8	$2,287
Exercisable at September 30, 2022	1,669,265	$3.76	6.1	$2,247

The fair value of stock option awards to employees, executives, directors, and other service providers was estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	1.47% - 3.37%	0.60% - 1.15%
Expected volatility	82.98% - 87.60%	82.88% - 88.43%
Expected term (in years)	5.50-6.08	5.50 - 6.08
Expected dividend yield	0%	0%

The Company recognized stock-based compensation expense related to the vesting of stock options of $3.0 million and $3.4 million during the three months ended September 30, 2022 and 2021, respectively, and $10.5 million and $9.4 million during the nine months ended September 30, 2022 and 2021, respectively. The total unrecognized compensation expense related to outstanding unvested stock-option awards as of September 30, 2022, was $36.1 million, which is expected to be recognized over a weighted-average remaining service period of 3.3 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2021	—	$—
Granted	253,948	8.74
Vested	—	—
Forfeited	(13,957)	9.48
Outstanding at September 30, 2022	239,991	8.70

The Company recognized stock-based compensation expense related to the vesting of restricted stock units of $0.2 million and $0.5 million during the three and nine months ended September 30, 2022, respectively. The Company did not grant restricted stock units in 2021. Total unrecognized compensation expense related to restricted stock units as of September 30, 2022, was $1.6 million, which is expected to be recognized over a weighted-average remaining service period of 2.3 years.

Employee Stock Purchase Plan

The company recognized stock-based compensation expense related to the Employee Stock Purchase Plan (ESPP) of $0.1 million and $0.3 million during the three and nine months ended September 30, 2022, respectively. There was no ESPP expense for the three and nine months ended September 30, 2021.

Net Loss per Share

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase common stock	6,597,373	5,259,946	6,597,373	5,259,946
Non-vested restricted stock units	239,991	—	239,991	—
Total	6,837,364	5,259,946	6,837,364	5,259,946

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
•
ORIC-114, a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target epidermal growth factor receptor (EGFR) and human epidermal growth factor receptor 2 (HER2) with high potency towards exon 20 insertion mutations, for which we licensed development and commercialization rights from Voronoi Inc. (Voronoi) in October 2020 (Voronoi License Agreement). In the fourth quarter of 2021, we filed a Clinical Trial Application (CTA) in South Korea for ORIC-114, which was cleared in the first quarter of 2022. We also filed and cleared an IND with the FDA for ORIC-114 in the third quarter of 2022. We are pursuing a Phase 1b single agent trial which is enrolling patients with advanced solid tumors with EGFR and HER2 exon 20 alterations or HER2 amplifications and allows patients with CNS metastases that are either treated or untreated but asymptomatic. We expect to report initial Phase 1b data from this trial in the first half of 2023.
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

We have incurred significant losses since the commencement of our operations. Our net loss for the nine months ended September 30, 2022 was $68.3 million and we had an accumulated deficit of $313.4 million as of September 30, 2022. Our losses and accumulated deficit have resulted primarily from costs incurred in connection with research and development activities including in-licensing and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we anticipate these losses will increase significantly as we continue our development of ORIC-533, ORIC-114, ORIC-944 and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

We are subject to risks and uncertainties as a result of the ongoing COVID-19 pandemic and increasing financial market volatility and uncertainty. The COVID-19 pandemic, including the resurgence of cases relating to the spread of new variants, has and continues to impact worldwide economic activity and poses the risk that our employees, contractors, suppliers and other partners may be prevented from conducting business activities. The extent to which the COVID-19 pandemic and increasing financial market volatility and uncertainty will impact the conduct of our clinical trials, related business activities and expenses will depend on future developments that are highly uncertain and cannot be predicted at this time.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Operating expenses:
Research and development	$14,723	$12,899	$1,824	$45,385	$40,113	$5,272
General and administrative	5,971	5,557	414	19,263	15,953	3,310
Acquired in-process research and development	5,000	—	5,000	5,000	—	5,000
Total operating expenses	25,694	18,456	7,238	69,648	56,066	13,582
Loss from operations	(25,694)	(18,456)	(7,238)	(69,648)	(56,066)	(13,582)

Total other income	865	30	835	1,373	122	1,251

Net loss	$(24,829)	$(18,426)	$(6,403)	$(68,275)	$(55,944)	$(12,331)

Research and Development Expenses

Research and development expenses were $14.7 million for the three months ended September 30, 2022, compared to $12.9 million for the same period in 2021, an increase of $1.8 million. The increase was primarily driven by a net increase in external expenses of $1.2 million and higher personnel costs of $0.6 million. The net increase in external expenses was related to the advancement of ORIC-114, ORIC-944 and our other product candidates, offset by a decrease in external expenses related to lower ORIC-101 costs due to the discontinuation of the program in the first quarter of 2022.

For the nine months ended September 30, 2022, research and development expenses were $45.4 million compared to $40.1 million for the same period in 2021, an increase of $5.3 million. The increase was primarily driven by a net increase in external expenses of $2.7 million related to the advancement of ORIC-533, ORIC-114, ORIC-944 and our other product candidates, and a decrease in ORIC-101 costs due to the discontinuation of the program. Higher personnel costs of $2.5 million, including additional non-cash stock-based compensation of $0.8 million, also contributed to the increase.

The following table summarizes our external and internal costs for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
External costs:
ORIC-533	$1,158	$1,277	$(119)	$4,314	$4,197	$117
ORIC-114	935	226	709	2,132	580	1,552
ORIC-944	1,408	495	913	4,128	2,522	1,606
ORIC-101 (discontinued)	1,703	3,463	(1,760)	5,092	10,567	(5,475)
Preclinical and other unallocated costs	4,423	2,921	1,502	13,925	8,984	4,941
Total external costs	9,627	8,382	1,245	29,591	26,850	2,741
Internal costs	5,096	4,517	579	15,794	13,263	2,531
Total research and development expenses	$14,723	$12,899	$1,824	$45,385	$40,113	$5,272

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.

General and Administrative Expenses

General and administrative expenses were $6.0 million for the three months ended September 30, 2022, compared to $5.6 million for the same period in 2021, an increase of $0.4 million. The increase was primarily due to higher personnel costs. For the nine months ended September 30, 2022, general and administrative expenses were $19.3 million compared to $16.0 million for the same period in 2021, an increase of $3.3 million. The increase was primarily due to higher personnel costs, including additional non-cash stock-based compensation of $1.1 million.

Acquired In-Process Research and Development Expenses

Acquired in-process research and development expenses were $5.0 million for the three and nine months ended September 30, 2022, due to a development milestone payment made in accordance with the Voronoi License Agreement.

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

Cash Flows

The following table summarizes the sources and uses of our cash (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(59,814)	$(43,257)
Net cash (used in) provided by investing activities	(137,548)	158,084
Net cash provided by financing activities	432	48,321
Net (decrease) increase in cash, cash equivalents and restricted cash	$(196,930)	$163,148

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2022, of $59.8 million was attributable to our net loss of $68.3 million and a $3.2 million net decrease in working capital primarily related to a decrease in accrued compensation, offset by non-cash expenses of $11.6 million, which were primarily driven by stock-based compensation.

Net cash used in operating activities during the nine months ended September 30, 2021, of $43.3 million was attributable to our net loss of $55.9 million, offset by non-cash expenses of $11.2 million, which were primarily driven by stock-based compensation.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2022, of $137.5 million was primarily attributable to the purchases of investments, net of maturities.

Net cash provided by investing activities during the nine months ended September 30, 2021, of $158.1 million was primarily attributable to maturities of investments, net of purchases.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2022, of $0.4 million consisted of net proceeds received from stock option exercises and common stock issued under the Employee Stock Purchase Plan.

Net cash provided by financing activities during the nine months ended September 30, 2021, of $48.3 million was primarily attributable to the net proceeds received in connection with our ATM offering.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing the income we receive without significantly increasing risk. To achieve this objective, we may invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years, in accordance with an investment policy approved by our audit committee. Some of the financial instruments that we invest in could be subject to market risk, meaning that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include a variety of securities, including money market funds, government debt securities, certificates of deposit and commercial paper, all with various maturity dates. As of September 30, 2022, we had cash equivalents and investments of $218.0 million, consisting of interest-bearing money market funds, certificates of deposit and securities issued by the U.S. Treasury. Due to the nature of our cash equivalents and investments, an immediate 100 basis point change in interest rates would not have a material effect on their fair market value.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2022, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
adverse effects due to third parties investigating the same product candidates as us in the same or different territories;
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
•
changes in tax laws and additional effort and expenses incurred as a result;
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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private placements of our convertible preferred stock and the sale of our common stock in our initial public offering (IPO) in April 2020 and our public offering in November 2020. Our net loss was $68.3 million for the nine months ended September 30, 2022, and as of September 30, 2022, we had an accumulated deficit of $313.4 million. In the second quarter of 2021, the U.S. Food and Drug Administration (FDA) cleared an Investigational New Drug Application (IND) for ORIC-533. In the fourth quarter of 2021, we filed a Clinical Trial Application (CTA) in South Korea for ORIC-114, which was cleared in the first quarter of 2022. We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021 and also filed and cleared an IND with the FDA for ORIC-114 in the third quarter of 2022. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of September 30, 2022, we had $218.0 million in cash, cash equivalents and investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into the second half of 2024. Our estimate as to how long we expect our existing cash, cash equivalents, and available-for-sale investments, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

ORIC-533 is an orally bioavailable small molecule inhibitor of CD73 that has demonstrated more potent adenosine inhibition in vitro compared to an antibody-based approach and other small molecule CD73 inhibitors. In the second quarter of 2021, the FDA cleared the IND for ORIC-533, and we have initiated a Phase 1b trial as a single agent in multiple myeloma. ORIC-114 is a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target EGFR and HER2 with high potency against exon 20 mutations. In the fourth quarter of 2021, we filed a CTA for ORIC-114 in South Korea, which was cleared in the first quarter of 2022. We also filed and cleared an IND with the FDA for ORIC-114 in the third quarter of 2022. We are pursuing a Phase 1b single agent trial which will enroll patients with advanced solid tumors with EGFR or HER2 exon 20 alterations or HER2 amplifications and will allow patients with CNS metastases that are either treated or untreated but asymptomatic. ORIC-944 is a potent and selective allosteric inhibitor of PRC2 via the EED subunit and is efficacious in androgen-insensitive and enzalutamide-resistant prostate cancer models in preclinical studies. We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021, and we are pursuing a single agent clinical development plan in prostate cancer. These product candidates will require additional clinical development, expansion of manufacturing capabilities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote ORIC-533, ORIC-114, ORIC-944, or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

Obtaining approval by the FDA, EMA and other comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. For example, FDA’s Oncology Center of Excellence initiated Project Optimus to reform the dose optimization and dose selection paradigm in oncology drug development and Project FrontRunner to help develop and implement strategies to support approvals in the early clinical setting, among other goals. How the FDA plans to implement these goals and their impact on specific clinical programs and the industry are unclear. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Even if we eventually complete clinical testing and receive approval for our product candidates, the FDA, EMA and other comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested or may impose other prescribing limitations or warnings that limit the product’s commercial potential. We have not submitted for, or obtained, regulatory approval for any product candidate, and it is possible that none of our product candidates will ever obtain regulatory approval. Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control.

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

If further significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, EMA, other comparable regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects. Further, if any of our product candidates obtains marketing approval, toxicities associated with such product candidates previously not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early-stage clinical trials.

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

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

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

Adverse results of clinical trials conducted by third parties investigating the same product candidates as us in the same or different territories could adversely affect our development of such product candidate.

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

For ORIC-944, we are aware of several companies developing inhibitors against PRC2 via EZH2 inhibition that are currently in clinical trials, including Ipsen, Morphosys, Daiichi Sankyo, Pfizer, Shanghai HaiHe Pharmaceutical and Jiangsu Hengrui Medicine Co. To our knowledge, Novartis and Ascentage Pharma have allosteric PRC2 inhibitors in clinical trials for patients with cancer.

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

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for our one or more of our product candidates. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), was passed, which substantially changed the way healthcare is financed by both the government and private insurers and continues to significantly impact the U.S. pharmaceutical industry. Since its enactment, there have been legislative and judicial efforts to repeal, replace, or change some or all of the ACA. For example, various portions of the ACA have been subject to legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. It is unclear how this Supreme Court decision, future litigation, and healthcare measures promulgated by the Biden administration will impact the implementation of the

ACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business, and expose us to greater liability.

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

Additionally, the collection and use of health data in the European Union is governed by the General Data Protection Regulation (GDPR), which extends the geographical scope of European Union data protection law to non-European Union entities under certain conditions and imposes substantial obligations upon companies and new rights for individuals. Failure to comply with the GDPR and the applicable national data protection laws of EU member states may result in fines up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties and liabilities. The GDPR has increased our responsibility and liability in relation to personal data that we may process, and we may be required to put in place additional mechanisms in an effort to comply with the GDPR or other laws and regulations relating to privacy, data protection and cybersecurity. This may be onerous and if our efforts to comply with GDPR or other applicable laws and regulations are not successful, it could adversely affect our business. Further, the European Court of Justice (ECJ) in 2020 invalidated the EU-U.S. Privacy Shield, which had enabled the transfer of personal data from the EU to the U.S. for companies that had self-certified to the Privacy Shield. To the extent that we were to rely on Privacy Shield, we will not be able to do so in the future, and the ECJ’s decision resulted in additional requirements for companies making use of standard contractual clauses issued by the European Commission (SCCs), including requirements to make use of updated SCCs. The United Kingdom (UK) also has issued updated standard contractual clauses that also are required to be implemented. The ECJ’s decision and other events with respect to cross-border data transfer may impose additional obligations with respect to the transfer of personal data from the European Economic Area (EEA), the UK and Switzerland to the U.S. and may require us to modify our policies and practices and engage in additional contractual negotiations, each of which could increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from those regions to the U.S.

Further, the exit from the EU of the UK, often referred to as Brexit, has created uncertainty regarding data protection regulation in the UK. The UK has implemented legislation that implements and complements the GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. Aspects of data protection regulation in the UK, however, including with respect to cross-border data transfers, remain unclear in the medium to longer term following Brexit. The UK’s relationship with the EU may require us to incur significant costs and expenses in an effort to comply with distinct privacy and data protection requirements in the EU and UK. More generally, we may incur liabilities, expenses, costs, and other operational losses under GDPR and the privacy and data protection laws of applicable EU member states and the UK in connection with any measures we take to comply with them.

Finally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA (a) allows enforcement by the California Attorney General, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation and (b) authorizes private lawsuits to recover statutory damages for certain data breaches. While it exempts some data regulated by the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and certain clinical trials data, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in November 2020, and it becomes operative in most respects on January 1, 2023. The CPRA significantly modified the CCPA, which may require us to modify our practices and policies and may further increase our compliance costs and potential liability. Some observers note that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. In addition to the CCPA, numerous other states’ legislatures are considering similar laws that will require ongoing compliance efforts and investment. For example, in March 2021, Virginia enacted a Consumer Data Protection Act that will go into effect on January 1, 2023; in June 2021, Colorado enacted a Colorado Privacy Act that will go into effect on July 1, 2023; in March 2022, Utah enacted a Utah Consumer Privacy Act that will go into effect December 31, 2023; and in May 2022, Connecticut enacted An Act Concerning Personal Data Privacy and Online Monitoring that will take effect on July 1, 2023. All of these new state laws share similarities with the CCPA, CPRA, and legislation proposed in other states. Complying with emerging and changing legal and regulatory requirements relating to privacy, data protection and other matters may cause us to incur costs or require us to change our business practices, which could harm our business, financial condition, and results of operations and prospects.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 public health emergency, the FDA postponed most inspections of foreign manufacturing facilities and routine surveillance inspections of domestic manufacturing facilities in 2020. In May 2021, the FDA issued an updated guidance on manufacturing, supply chain, and drug and biological product inspections, indicating that it intends to continue using other tools and approaches where possible for pre-approval inspections, and that it will continue to conduct "mission-critical" inspections on a case-by-case basis, or, where possible to do so safely, resume prioritized domestic inspections, such as pre-approval and surveillance inspections. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. If a prolonged government shutdown or other disruption occurs, including due to travel restrictions, foreign COVID-19-related policies, staffing shortages or public health reasons, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Establishing an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates will be expensive and time-consuming and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could adversely impact the commercialization of any of our product candidates that we obtain approval to market, if we do not have arrangements in place with third parties to provide such services on our behalf. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration and such arrangements may prove to be less profitable than commercializing the product on our own. If we are unable to enter into such arrangements when needed, on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval, or any such commercialization may experience delays or limitations. If we are unable to successfully commercialize our approved product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may incur significant additional losses.

In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of September 30, 2022, we had 88 full-time employees, including 63 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained and otherwise processed on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our data or data that is processed or maintained on our behalf, or other assets. For example, we have received phishing attacks, and companies have experienced an increase in phishing and social engineering attacks from third parties in connection with the COVID-19 pandemic, and the increase in remote working further increases security threats. The military conflict in Ukraine may also increase cybersecurity threats that we and our CROs and other contractors and consultants face. If any disruption or security breach or incident were to result in any loss, destruction, unavailability, alteration, disclosure, or dissemination of, or damage to or unauthorized access, our applications, any other data processed or maintained on our behalf, or other assets, or for it to be believed or reported that any of these occurred, we could incur liability, financial harm and reputational damage and the development and commercialization of our product candidates could be delayed. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns or breaches in systems or have prevented or will prevent other cyber incidents that cause loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our data or other data processed or maintained on our behalf or other assets that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure or dissemination of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event or any other security breach or incident that leads to loss, damage, or unauthorized access to, or use, alteration, or disclosure or dissemination of, personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

Changes in tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

We are subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, the United States recently enacted a 1% excise tax on stock buybacks and a 15% alternative minimum tax on adjusted financial statement income. In addition, the current administration has proposed changes to the tax credits available for orphan drug development. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development have proposed implementing changes to existing tax laws, including a proposed 15% global minimum tax. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or tax credits and incentives will not be adversely affected by these or other developments or changes in law.

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
•
economic weakness, including inflation, financial market volatility and uncertainty or political instability in particular foreign economies and markets;
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

Recently, inflation and financial market volatility and uncertainty has increased throughout the U.S. economy. Inflation can adversely affect us by increasing the costs of clinical trials and research, the development of our product candidates, administration and other costs of doing business. In fact, we have experienced, and continue to experience, increases in the prices of labor and other costs of doing business. In an inflationary and financially volatile and uncertain environment, cost increases may outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. If this happens, we may need to raise additional capital to fund our operations sooner than expected.

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

Although as of September 30, 2022, we owned five and licensed three issued patents in the United States pertaining to our three product candidates, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued or licensed patents will not be found invalid or unenforceable if challenged.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

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

We may in the future pursue invalidity proceedings with respect to third-party patents. The outcome following legal assertions of invalidity is unpredictable. Even if resolved in our favor, these legal proceedings may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such proceedings adequately. Some of these third parties may be able to sustain the costs of such proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent proceedings could compromise our ability to compete in the marketplace. If we do not prevail in the patent proceedings the third parties may assert a claim of patent infringement directed at our product candidates.

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

Even if resolved in our favor, litigation or other legal proceedings relating to our intellectual property rights may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

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

Although as of September 30, 2022, we owned five and licensed three issued patents in the United States pertaining to our three product candidates and pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. As of September 30, 2022, we had two pending United States trademark applications. Our trademark applications may not result in any trademark registrations being issued, and our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

As of September 30, 2022, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned approximately 55% of our outstanding common stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

ORIC Pharmaceuticals, Inc.

Date: November 7, 2022	By:	/s/ Jacob M. Chacko
Jacob M. Chacko, M.D.
President and Chief Executive Officer

Date: November 7, 2022	By:	/s/ Dominic Piscitelli
Dominic Piscitelli
Chief Financial Officer