Form 10-K
period 2022-12-31
Oric Pharmaceuticals, Inc.
filed 2023-03-16
CIK 1796280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on June 30, 2022 (the last day of the registrant’s most recently completed second fiscal quarter) was $172.4 million.

The number of shares of registrant’s Common Stock outstanding as of March 7, 2023 was 45,091,215.

Portions of the Registrant’s Definitive Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2022 fiscal year ended December 31, 2022.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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
•
the potential benefits of and activity under the company’s collaboration, licenses and other third-party agreements;
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

ii

•
the pricing and reimbursement of ORIC-533, ORIC-114, ORIC-944 and other product candidates we may develop, if approved;
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

Our clinical stage product candidates include:

•
ORIC-533, an orally bioavailable small molecule inhibitor of CD73, a key node in the adenosine pathway believed to play a central role in resistance to chemotherapy- and immunotherapy-based treatment regimens. In the second quarter of 2021, the U.S. Food and Drug Administration (FDA) cleared the Investigational New Drug Application (IND) for ORIC-533 and, in the first quarter of 2023, a Clinical Trial Application (CTA) was cleared in Canada for ORIC-533. We are enrolling a Phase 1b trial of ORIC-533 as a single-agent, in patients with relapsed/refractory multiple myeloma and expect to report initial data in the second half of 2023.
•
ORIC-114, a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target epidermal growth factor receptor (EGFR) and human epidermal growth factor receptor 2 (HER2) with high potency towards exon 20 insertion mutations, for which we licensed development and commercialization rights from Voronoi Inc. (Voronoi) in October 2020 (Voronoi License Agreement). In the fourth quarter of 2021, we filed a CTA in South Korea for ORIC-114, which was cleared in the first quarter of 2022. We also filed and cleared an IND with the FDA for ORIC-114 in the third quarter of 2022. We are enrolling a Phase 1b trial of ORIC-114 as a single-agent, in patients with advanced solid tumors with EGFR and HER2 exon 20 alterations or HER2 amplifications and allows patients with CNS metastases that are either treated or untreated but asymptomatic. We expect to report initial Phase 1b data from this trial in the second half of 2023.
•
ORIC-944, an allosteric inhibitor of the polycomb repressive complex 2 (PRC2) via the embryonic ectoderm development (EED) subunit, for which we licensed development and commercialization rights from Mirati Therapeutics, Inc. (Mirati) in August 2020 (Mirati License Agreement). We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021. We are enrolling a Phase 1b trial of ORIC-944 as a single-agent, in patients with advanced prostate cancer and expect to report initial data in the second half of 2023.

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

We are building a portfolio of novel agents targeting multiple resistance mechanisms by leveraging our specialized expertise in hormone-dependent cancers, precision oncology and key tumor dependencies:

•
Hormone-dependent cancers: Two of our founders, Drs. Charles Sawyers and Richard Heyman, are leading experts in nuclear hormone receptors and hormone-dependent cancers. They previously co-founded two oncology companies, Aragon (acquired by Johnson & Johnson in 2013) and Seragon (acquired by Roche in 2014), that developed therapeutics targeting two nuclear hormone receptors, the androgen receptor (AR) and estrogen receptor (ER), respectively, the former effort leading to the approved drug Erleada (apalutamide). Our product candidate ORIC-944 is an allosteric inhibitor of PRC2 via EED and is being developed as a potential treatment for advanced prostate cancer. Additionally, we have a preclinical program focused on the synthetic lethal inhibition of PLK4 for TRIM37 amplified breast cancers and other solid tumors. Given the breadth of solid tumor indications in which hormone signaling pathways have been implicated in driving disease, or in the development of resistance, we believe our differentiated insight into this biology is a crucial component of our future success.

•
Precision oncology: Our precision medicine approach of utilizing biomarkers for demonstration of target and pathway engagement and ultimately for patient selection is rooted in our management team’s prior experience at Ignyta (acquired by Roche in 2018) in successfully developing Rozlytrek (entrectinib), which was approved by the FDA for the treatment of ROS1-positive metastatic non-small cell lung cancer (NSCLC) and neurotrophic tyrosine receptor kinase (NTRK)-positive solid tumors in 2019. Similarly, our product candidate, ORIC-114, a brain penetrant, irreversible inhibitor designed to selectively target EGFR and HER2 with high potency against exon 20 insertion mutations, is being developed in genetically defined patient populations, including NSCLC and breast cancer. Our team’s experience in precision oncology dates back decades, including Dr. Sawyers’ pivotal role in the development of Gleevec (imatinib) and Sprycel (dasatinib). We believe our team’s expertise and experience in precision oncology will allow us to develop drugs with a higher probability of clinical success within biomarker-defined patient populations, while also potentially reducing the time and cost of development.

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

Our portfolio currently consists of multiple internally discovered and in-licensed programs targeting key resistance mechanisms in cancer. Our product candidates are shown in the figure below:

Our most advanced discovery and research programs are shown in the figure below:

CD73 inhibitor program: ORIC-533

Many cancers usurp the anti-inflammatory adenosine pathway to avoid detection by the immune system, thereby reducing the effectiveness of certain chemotherapy- and immunotherapy-based treatments. Accumulation of adenosine in the tumor microenvironment is implicated in local immune suppression that leads to tumor growth. CD73 is an enzyme that controls the rate at which extracellular adenosine is produced and its overexpression is associated with poor prognosis in several cancers, including TNBC, NSCLC, multiple myeloma, melanoma and prostate, among others. Several global pharmaceutical companies are developing anti-CD73 antibodies, but due to significant medicinal chemistry challenges, to our knowledge, only one additional orally bioavailable inhibitor of CD73 is in clinical development. With our resistance platform capabilities, our medicinal chemistry team created a differentiated compound that is both potent and orally bioavailable. Our product candidate ORIC-533, is an orally bioavailable small molecule inhibitor of CD73 that has demonstrated more potent adenosine inhibition in vitro compared to an antibody-based approach and other small molecule CD73 inhibitors. In the second quarter of 2021, the FDA cleared the IND for ORIC-533 and, in the first quarter of 2023, a CTA was cleared in Canada for ORIC-533. We are enrolling a Phase 1b trial of ORIC-533 as a single-agent, in patients with relapsed/refractory multiple myeloma and initiated dosing patients in the first quarter of 2022.

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

ORIC-114 is a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target EGFR and HER2 with high potency against exon 20 insertion mutations. ORIC-114 has demonstrated greater brain exposure in preclinical studies compared to certain other compounds being developed against exon 20 mutations and has shown strong anti-tumor activity in an EGFR-driven intracranial lung cancer model. ORIC-114 has also demonstrated strong anti-tumor activity in both a subcutaneous and intracranial HER2-positive breast cancer model. In the fourth quarter of 2021, we filed a CTA for ORIC-114 in South Korea, which was cleared in the first quarter of 2022. We also filed and cleared an IND with the FDA for ORIC-114 in the third quarter of 2022. We are enrolling a Phase 1b trial of ORIC-114 as a single-agent, in patients with advanced solid tumors with EGFR and HER2 exon 20 alterations or HER2 amplifications and allows patients with CNS metastases that are either treated or untreated but asymptomatic. We initiated dosing patients in the Phase 1b trial in the first quarter of 2022.

PRC2 inhibitor program: ORIC-944

The dysregulation of PRC2 methyltransferase activity can lead to tumorigenesis in a wide range of cancers including prostate cancer, breast cancer, and hematological malignancies. PRC2 is composed of two druggable subunits: EED and EZH2. Several companies are developing EZH2 inhibitors; however, the pharmacologic properties of these compounds result in high doses that achieve only partial target inhibition in the clinic. Additionally, preclinical studies suggest drug resistance to EZH2 inhibitors may develop via EZH1 bypass compensation or acquired mutations in EZH2. Allosteric inhibition of EED impacts the assembly, stabilization, and activation of PRC2, and may have benefits over EZH2-mediated inhibition of PRC2. ORIC-944 is a potent and selective allosteric inhibitor of PRC2 via the EED subunit and is efficacious in androgen-insensitive and enzalutamide-resistant prostate cancer models in preclinical studies. We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021. We are enrolling a Phase 1b trial of ORIC-944 as a single-agent, in patients with advanced prostate cancer and initiated dosing patients in the second quarter of 2022.

Other preclinical programs

In addition to our product candidates, we are leveraging our resistance platform in pursuit of multiple discovery research programs that focus on our expertise within hormone-dependent cancers, precision oncology and key tumor dependencies. These programs highlight our medicinal chemistry and structure-based design expertise, and thus for the most part utilize a small molecule therapeutic approach to target oncogenic drivers in solid tumors like prostate, breast, and lung cancer that relapse with innate, acquired or bypass resistance. Our most advanced small molecule discovery research program is in preclinical studies.

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
•
Advancing our product candidates as rapidly as possible through clinical development. In 2021, we filed and cleared INDs with the FDA for ORIC-533, an orally bioavailable small molecule inhibitor of CD73, and ORIC-944, a potent and selective allosteric inhibitor of polycomb repressive complex 2 (PRC2), that targets its regulatory embryonic ectoderm development (EED) subunit. In the first quarter of 2023, we cleared a CTA in Canada for ORIC-533. We also filed a CTA in South Korea for ORIC-114, a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target EGFR and HER2 with high potency towards exon 20 insertion mutations, which was cleared in the first quarter of 2022. In the third quarter of 2022, we also filed and cleared an IND with the FDA for ORIC-114. For ORIC-533 we are enrolling a Phase 1b trial as a single-agent, in patients with relapsed/refractory multiple myeloma. For ORIC-114 we are enrolling a Phase 1b trial as a single-agent, in patients with advanced solid tumors with EGFR and HER2 exon 20 alterations or HER2 amplifications and allows patients with CNS metastases that are either treated or untreated but asymptomatic. For ORIC-944 we are enrolling a Phase 1b as a single-agent, in patients with advanced prostate cancer. We expect to report initial Phase 1b data from these three programs in the second half of 2023. Where possible we plan to pursue accelerated development strategies in areas of high unmet need.
•
Leveraging our resistance platform in building the leading, fully integrated company focused on delivering innovative medicines that aim to overcome resistance in cancer. As of December 31, 2022, we had 86 full-time employees, including world-class discovery, preclinical and clinical development teams, encompassing all major functions necessary to take a molecule from target identification through registrational clinical trials. Together, they bring in-house expertise in medicinal chemistry, biology, translational medicine, computational chemistry, in vitro and in vivo pharmacology, computational biology, biomarker development and CMC. We have also established internal expertise in clinical development, clinical operations, pharmacovigilance, clinical pharmacology, regulatory and quality. The members of our research and development organization have collectively led and contributed to dozens of IND filings and multiple drug approvals in oncology. These internal capabilities led to the discovery and clinical development of our first product candidate and will enable us to continue to expand and advance our portfolio of additional product candidates.
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
•
Evaluating opportunities to accelerate development timelines and enhance the commercial potential of our programs in collaboration with third parties. We own or license full worldwide development and commercialization rights to each of our programs (other than with respect to our brain penetrant EGFR and HER2 program, ORIC-114, for which we own exclusive rights worldwide excluding the People's Republic of China, Hong Kong, Macau and Taiwan (the ORIC Territory)). We have established collaborations, including a clinical development collaboration with Pfizer Inc. for ORIC-533, and intend to continue evaluating opportunities to work with partners that meaningfully enhance our capabilities with respect to the development and commercialization of our product candidates. In addition, we intend to commercialize our product candidates in key markets either alone or with partners in order to maximize the worldwide commercial potential of our programs.

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

Overview of key resistance mechanisms and ORIC team’s prior relevant experience

•
Innate resistance occurs when a key tumor dependency is not addressed, such as a driver mutation with no available targeted therapeutic. An example of a drug targeting innate resistance is Rozlytrek, developed by Ignyta for patients with ROS1-positive, metastatic NSCLC and NTRK gene fusion-positive solid tumors. We believe these innate resistance targets have a higher probability of technical success than other cancer targets, hold potential for meaningful clinical outcomes, and have the potential for rapid clinical development and approval timelines. Innate resistance targets have been the subject of a number of targeted therapies that have been approved over the past couple of decades. Studies have shown that treatments that target and inhibit unaddressed driver mutations have high response rates with generally good durability, including in a resistant setting. This efficacy in a refractory patient population in turn has been shown to enable a shorter development pathway, with many such agents being approved based upon single arm trials of modest size. New advances in small molecule drug discovery have created an opportunity to better target next-generation oncogenic drivers. Our pipeline includes several programs targeting innate resistance including ORIC-533, our orally bioavailable small molecule CD73 inhibitor, which we designed to address adenosine-driven innate resistance to chemotherapy- and immunotherapy-based treatment regimens and is being developed for relapsed/refractory multiple myeloma; ORIC-114, our brain penetrant, orally bioavailable, irreversible inhibitor designed to address innate resistance related to exon20 insertion mutations of EGFR and HER2 in lung and other tumors as well as HER2-positive breast cancer, and; ORIC-944, our allosteric inhibitor of PRC2, which was designed to address innate resistance related to PRC2 dysregulation in prostate and other tumors. While other therapies targeting innate resistance have shown technical success, our programs are distinct from other therapies and there is no guarantee that our product candidates will be approved, are more likely to receive FDA approval than other potential product candidates, or if approved, will be approved quickly.

•
Acquired resistance arises in response to treatment resulting in a newly acquired or enriched oncogenic driver. Genomic changes in the therapeutic target, such as DNA mutation or amplification, can be evolutionarily selected to propel proliferation in heterogeneous tumors or may be acquired through the course of the disease. Specific changes in the target itself often result in loss of potency of the initial therapeutic. An example of acquired resistance is seen in chronic myeloid leukemia (CML) treated with the first-generation BCR-ABL inhibitor Gleevec, with resistance frequently driven by mutations in BCR-ABL that lead to loss of Gleevec binding activity. The second-generation BCR-ABL inhibitor Sprycel was developed to specifically address acquired resistance to Gleevec, with our co-founder, Dr. Sawyers, playing a critical role in the development of both therapeutics. Our pipeline includes one preclinical program and several ongoing discovery efforts directed towards targets for resistance in solid tumors.

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

Given the breadth of resistance in hormone driven cancers, we believe our differentiated insight into this biology is a crucial component of our future success. Our programs include the product candidate ORIC-944 being developed for advanced prostate cancer and a discovery stage program focused on the synthetic lethal inhibition of PLK4 for TRIM37 amplified breast cancers.

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

Source: ORIC data, AACR June 2020 abstract 4317, poster 1023

*: Bowman et al, 2019. **: WO2019246403A1 Compound 9. ***: WO2019168744A1 Example 2

The above figure demonstrates the results of a series of preclinical experiments that we conducted evaluating ORIC-533, AB680, Antengene, and Eli Lilly compounds across a variety of properties that we believe to be important in developing a potent and efficacious CD73 inhibitor. In the figure and table on the left above, human PBMCs, H1568 NSCLC cells, and human CD8+ T cells were pre-treated with compounds for 15 minutes, followed by addition of 10 uM AMP/5 uM EHNA for 1 hour. Adenosine in supernatant was quantified by LC-MS/MS. The biochemical binding assay was carried out with purified CD73 protein and compounds assessed at a wide concentration range to calculate IC50. In the figure on the above right, human PBMC-derived CD8+ T cells were activated for 24 hours with tetrameric anti-CD3/CD28/CD2 antibodies in serum free media, labeled with CellTrace™ Violet and plated onto 96-well plates. Compounds at varying concentrations and 1 millimolar AMP were added, and cells incubated for 72-96 hours. T cell proliferation was quantified by flow cytometry. TNFa cytokine production in cell supernatants was measured by Meso Scale Discovery immunoassay.

In the second quarter of 2021, the FDA cleared the IND for ORIC-533 and, in the first quarter of 2023, a CTA was cleared in Canada for ORIC-533. We are enrolling a Phase 1b trial of ORIC-533 as a single-agent, in patients with relapsed/refractory multiple myeloma.

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

In the fourth quarter of 2021, we filed a CTA for ORIC-114 in South Korea, which was cleared in the first quarter of 2022. We also filed and cleared an IND with the FDA for ORIC-114 in the third quarter of 2022. We are enrolling a Phase 1b trial of ORIC-114 as a single-agent, in patients with advanced solid tumors with EGFR and HER2 exon 20 alterations or HER2 amplifications and allows patients with CNS metastases that are either treated or untreated but asymptomatic.

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

Additional preclinical studies with ORIC-944 as a monotherapy and in combination regimens are being explored. We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021. We are enrolling a Phase 1b trial of ORIC-944 as a single-agent, in patients with advanced prostate cancer.

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

Other preclinical programs

In addition to our product candidates, we are leveraging our resistance platform in pursuit of multiple discovery research programs that focus on our expertise within hormone-dependent cancers, precision oncology and key tumor dependencies. These programs highlight our medicinal chemistry and structure-based design expertise, and thus for the most part utilize a small molecule therapeutic approach to target oncogenic drivers in solid tumors like prostate, breast, and lung cancer that relapse with innate, acquired or bypass resistance. Our most advanced small molecule discovery research program is currently in preclinical studies.

•
PLK4 Program: a small molecule therapeutic intended to address a mechanism of innate resistance found in a subset of breast cancers, specifically a synthetic lethal interaction of PLK4 inhibition in tumors bearing a TRIM37 DNA amplification/elevation. Breast cancer models as well as other tumor models with this TRIM37 amplification have a key tumor dependency on PLK4 and our therapeutic approach is to inhibit this enzyme.
•
Discovery Program A: a small molecule therapeutic intended to address an acquired resistance mechanism in lung cancer.
•
Discovery Program B: a small molecule therapeutic intended to address a synthetic lethal interaction in breast and prostate cancers.

Our license agreements

Voronoi license agreement

On October 19, 2020, we entered into the Voronoi License Agreement, a license and collaboration agreement, with Voronoi. The Voronoi License Agreement gives us access to Voronoi’s preclinical stage EGFR and HER2 exon 20 insertion mutation program, including a lead product candidate now designated as ORIC-114. Under the Voronoi License Agreement, Voronoi granted us an exclusive, sublicensable license under Voronoi’s rights to certain patent applications directed to certain small molecule compounds that bind to EGFR and HER2 with one or more exon 20 insertion mutations and certain related know-how, in each case, to develop and commercialize certain licensed compounds and licensed products incorporating any such compound in the ORIC Territory, defined as worldwide other than in the People’s Republic of China, Hong Kong, Macau and Taiwan. Under the Voronoi License Agreement, Voronoi had the right to perform certain mutually agreed upon development activities. Except for Voronoi’s right to participate in such development activities, we are wholly responsible for development and commercialization of licensed products in the ORIC Territory. In addition, we are obligated to use commercially reasonable efforts to develop and commercialize at least one licensed product in certain major markets in the ORIC Territory.

Our financial obligations under the Voronoi License Agreement included an upfront payment of $5.0 million in cash and the issuance to Voronoi of 283,259 shares of our common stock issued pursuant to a stock issuance agreement entered into between the parties on October 19, 2020. The number of shares issued pursuant to the stock issuance agreement was based on a price of $28.24 per share, representing a premium of 25% to the 30-day trailing volume weighted average trading price of our common stock. The shares were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (Securities Act), for transactions by an issuer not involving any public offering.

Under the Voronoi License Agreement, Voronoi was responsible for certain research and development costs up to a predetermined threshold. Upon achievement of the predetermined threshold in the second quarter of 2022, Voronoi chose to opt out of participation in and funding of future development activities. We are also obligated to make milestone payments to Voronoi upon the achievement of certain events. Upon the achievement of certain development and regulatory milestones with respect to the first licensed product, we are obligated to pay Voronoi up to a maximum of $111.0 million. Upon the achievement of certain commercial milestones with respect to the first licensed product, we are obligated to pay Voronoi up to a maximum of $225.0 million. If we pursue a second licensed product, we could pay Voronoi up to an additional $272.0 million in success-based milestones. In addition, we are obligated to pay royalties on net sales of licensed products in the ORIC Territory. In the third quarter of 2022, we made a development milestone payment to Voronoi in the amount of $5.0 million, which was recorded in acquired in-process research and development expense.

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

Clinical Development Collaboration

Pfizer collaboration

On December 21, 2022, we entered into a clinical development collaboration (the Pfizer Collaboration) for a potential Phase 2 study of ORIC-533 in multiple myeloma with Pfizer Inc. (Pfizer). Through the Pfizer Collaboration, we plan to potentially advance ORIC-533 into a Phase 2 combination study with elranatamab, Pfizer’s investigational B-cell maturation antigen (BCMA) and CD3-targeted bispecific antibody in development for the treatment of multiple myeloma. We will maintain full economic ownership and control of ORIC-533. In conjunction with the Pfizer Collaboration, Jeff Settleman, Ph.D., Chief Scientific Officer, Oncology Research & Development, Pfizer, joined our Scientific Advisory Board.

Concurrent with the Pfizer Collaboration, we sold 5,376,344 shares of common stock at a price of $4.65 per share to Pfizer for proceeds of $25.0 million. The common shares were sold to Pfizer in a registered direct offering conducted without an underwriter or placement agent. The transaction closed on December 23, 2022.

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

Our patent portfolio consists of issued patents and pending patent applications that we own or in-licensed related to ORIC-533, ORIC-114, ORIC-944 and various other compounds and programs. As of December 31, 2022, the portfolio includes 11 issued United States patents, 24 pending United States patent applications, 5 pending international patent applications filed under the Patent Cooperation Treaty (PCT application), 48 issued patents in various markets outside of the United States, and more than 70 pending patent applications in various markets outside of the United States.

As of December 31, 2022, our patent portfolio covering ORIC-533 included patents issued in the United States, along with patent applications pending in the United States, Europe, Japan, China and other markets outside of the United States. The issued United States patents covering ORIC-533 as composition of matter, pharmaceutical compositions and related methods of use are expected to expire in 2040, absent any patent term extensions for regulatory delay. Any patents that may issue from our pending patent applications related to ORIC-533 are expected to expire between 2040 and 2043, absent any patent term adjustments or extensions.

As of December 31, 2022, our patent portfolio covering ORIC-114 that we have exclusively in-licensed from Voronoi in the ORIC Territory include issued patents in Australia, Eurasia, Japan, Korea, New Zealand and the United States, along with patent applications pending in the United States, Europe, Japan and other markets outside of the United States. We also own a pending United States patent application covering certain forms of ORIC-114. Any patents that may issue from the pending patent applications related to ORIC-114 are expected to expire between 2040 and 2043, absent any patent term adjustments or extensions.

As of December 31, 2022, our patent portfolio covering ORIC-944 that we have exclusively in-licensed from Mirati include patents issued in Australia, Brazil, Europe, Hong Kong, India, Israel, Japan, Korea, New Zealand, South Africa and the United States, along with patent applications pending in the United States, Europe, Japan, China and other markets outside of the United States. We also own pending United States patent applications covering certain forms and uses of ORIC-944. The issued United States patents covering ORIC-944 as composition of matter, pharmaceutical compositions and related methods of use are expected to expire in 2039, absent any patent term extensions for regulatory delay. Any patents that may issue from the pending patent applications related to ORIC-944 are expected to expire between 2039 and 2043, absent any patent term adjustments or extensions.

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

Our commercial potential could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market or that may make our development more complicated. The key competitive factors affecting the success of all of our programs are likely to be efficacy, safety and convenience.

For ORIC-533, our orally bioavailable small molecule CD73 inhibitor, we are aware of several companies developing antibodies against this target that are in clinical trials, including AstraZeneca, Bristol-Myers Squibb, Novartis, Incyte Corporation, Corvus Pharmaceuticals, Innate Pharma, Tracon Pharmaceuticals in collaboration with I-Mab Biopharma, Akeso, Symphogen, Innovent, Henlius Biotech, Jacobio Pharmaceuticals and Phanes Therapeutics. Other companies, such as Arcus Biosciences in collaboration with Gilead Sciences and Antengene, have small-molecule programs in clincial trials against this target. To our knowledge, only Antengene has an orally available, small molecule CD73 inhibitor in an active clinical trial for patients with cancer.

For ORIC-114, we are aware of two companies with an FDA-approved product for patients with EGFR exon 20 insertion mutations, including Takeda and The Janssen Pharmaceutical Companies of Johnson & Johnson. We are also aware of several companies developing inhibitors against EGFR or HER2 exon 20 insertion mutations that are currently in clinical trials, including Jiangsu Hengrui Medicine Co., Daiichi Sankyo, Dizal Pharmaceuticals, Cullinan Oncology in collaboration with Taiho Pharmaceutical, Bayer, ArriVent BioPharma in collaboration with Allist Pharmaceuticals, Boehringer Ingelheim, Junshi Biosciences, Blueprint Medicines and Nalo Therapeutics. Additionally, Seattle Genetics has an FDA-approved product for the treatment of patients with HER2-positive breast cancer, including patients with brain metastases. We are also aware that Dizal Pharmaceuticals and Zion Pharma are developing brain-penetrant inhibitors, currently in clinical trials for patients with HER2-positive breast cancer.

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

U.S. drug development

In the United States, the FDA regulates drugs under the Food, Drug, and Cosmetic Act of 1938 (FDCA). Drugs also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Our product candidates are considered small molecule drugs and must be approved by the FDA through the new drug application (NDA) process before they may be legally marketed in the United States. The process generally involves the following:

•
completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practices (GLPs);

•
submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•
approval by an independent institutional review board (IRB) or ethics committee at each clinical trial site before each trial may be initiated;

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

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug will be produced to assess compliance with current good manufacturing practice (cGMP) requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

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

Preclinical studies and IND/CTA

The preclinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which support subsequent clinical testing. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND submission is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin.

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND submission. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND submission is complete. An IND submission automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

IND sponsors follow a process similar to an IND submission, review and approval when filing a CTA with regulatory agencies in other countries.

Clinical trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND submission. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB must also approve the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND submission. If a foreign clinical trial is not conducted under an IND submission, the sponsor may submit data from the clinical trial to the FDA in support of an NDA. The FDA will generally accept a well-designed and well-conducted foreign clinical trial not conducted under an IND submission if the trial was conducted in accordance with the ethical principles contained in the Declaration of Helsinki pursuant to 21 CFR 312.120(c)(4), incorporating the 1989 version of such declaration, or with the laws and regulations of the foreign regulatory authority where the trial was conducted, such as the European Medicines Agency (EMA), whichever provides greater protection of the human subjects, and with GCP and GMP requirements, and the FDA is able to validate the data through an onsite inspection, if deemed necessary, and the practice of medicine in the foreign country is consistent with the United States.

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

•
Progress reports detailing the results of the clinical trials, among other information, must be submitted to the FDA at least annually. Sponsor is also responsible for submitting written IND safety reports, including reports of serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing that suggest a significant risk for human subjects and any clinically significant increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

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

The application must include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of an NDA must be obtained before a drug may be legally marketed in the United States.

Under the Prescription Drug User Fee Act of 1992, as amended (PDUFA), each NDA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for each marketed human drug. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all submitted NDAs before it accepts them for filing, and may request additional information rather than accepting the NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has 10 months from the filing date of a new molecular-entity NDA, and six months from the filing date of a new molecular-entity NDA designated for priority review, to complete its initial review and respond to the applicant. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often extended by FDA requests for additional information or clarification.

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

Orphan drugs

Under the Orphan Drug Act of 1983, as amended (ODA), the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product.

Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, it discloses the identity of the therapeutic agent and its potential orphan use. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. However, competitors may receive approval of either a different product for the same indication or the same product for a different indication, the latter of which could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if a product candidate is determined to be contained within the scope of the competitor’s product for the same indication. If one of our products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union (EU) has similar, but not identical, requirements and benefits.

Expedited development and review programs

The FDA has a fast-track program that is intended to expedite or facilitate the process of reviewing new drugs that meet certain criteria. Specifically, new drugs are eligible for fast-track designation if they are intended to treat a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast-track designation applies to both the product and the specific indication for which it is being studied. The sponsor can request the FDA to designate the product for fast-track status any time before receiving NDA approval, but ideally no later than the pre-NDA meeting with the FDA.

Any product submitted to the FDA for marketing, including under a fast-track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies.

A product may also be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, such product must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM), which endpoint is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. FDA may withdraw drug approval or require changes to the labeled indication of the drug if confirmatory post-market trials fail to verify clinical benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug. If the FDA concludes that a drug shown to be effective can be safely used only if distribution or use is restricted, it may require such post-marketing restrictions as it deems necessary to assure safe use of the product. On December 29, 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (FDORA), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

Additionally, a drug may be eligible for designation as a breakthrough therapy if (a) the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and (b) preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast-track designation, plus intensive guidance from the FDA to ensure an efficient drug development program. Fast-track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process.

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

The FDA may also place other conditions on approvals, including the requirement for a REMS, to assure the safe use of the product. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

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

FDA regulation of companion diagnostics

A therapeutic product may rely upon an in vitro companion diagnostic for use in selecting the patients that will be more likely to respond to that therapy. If an in vitro diagnostic is essential to the safe and effective use of the therapeutic product and if the manufacturer wishes to market or distribute such diagnostic for use as a companion diagnostic, then the FDA will require separate approval or clearance of the diagnostic as a companion diagnostic to the therapeutic product. According to FDA guidance, an unapproved or uncleared companion diagnostic device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational medical device unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption (IDE) regulations. The sponsor of the diagnostic device will be required to comply with the IDE regulations for clinical studies involving the investigational diagnostic device. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same clinical trial, if the trial meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the clinical trial protocol, the investigational product(s), and subjects involved, a sponsor may seek to submit an IDE alone (e.g., if the drug has already been approved by FDA and is used consistent with its approved labeling), or both an IND and an IDE.

Pursuing FDA approval/clearance of an in vitro companion diagnostic would require either a pre-market notification, also called 510(k) clearance, or a pre-market approval (PMA) or a de novo classification for that diagnostic. The review of companion diagnostics involves coordination of review with the FDA’s Center for Devices and Radiological Health.

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

PMA process

The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years or longer. The applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness, including information about the device and its components regarding, among other things, device design, manufacturing, and labeling. PMA applications are subject to an application fee. In addition, PMAs for medical devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation (QSR) which imposes extensive testing, control, documentation, and other quality assurance and GMP requirements.

Other U.S. regulatory matters

Our current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which we research, as well as, sell, market, and distribute any products for which we obtain marketing approval. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute (AKS), which makes it illegal for any person, including a prescription drug or medical device manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Moreover, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, ACA), provides that the government may assert that a claim including items or services resulting from a violation of the federal AKS constitutes a false or fraudulent claim for purposes of the civil False Claims Act of 1863 (FCA);

•
the federal false claims, including the civil FCA that can be enforced by private citizens through civil whistleblower or qui tam actions, and civil monetary penalties prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government, and/or impose exclusions from federal health care programs and/or penalties for parties who engage in such prohibited conduct;

•
the Federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their implementing regulations also impose obligations on covered entities such as health insurance plans, healthcare clearinghouses, and certain health care providers and their respective business associates and their covered subcontractors, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•
the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to Centers for Medicare & Medicaid Services (CMS) information regarding certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, state laws that require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and require the registration of their sales representatives, state laws that require biotechnology companies to report information on the pricing of certain drug products, and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Pricing and rebate programs must also comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws. In addition, the distribution of pharmaceutical and/or medical device products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical and/or medical device products. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act of 1970 as well as other applicable consumer safety requirements.

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

European Union drug review and approval

Pharmaceutical products in the EU are subject to regulation under comprehensive legislation enacted by the European Commission in the European Medicinal Products Directive (Directive 2001/83/EC), as amended. Centrally authorized products are also regulated by Regulation (EC) No. 726/2004. This legislation is binding on all Member States together with ancillary legislation governing research. In the UK, the main legislative texts relating to human medicines is the Medicines Act 1968 and the Human Medicines Regulation 2012.

The EU system for authorization of medicinal products for human use offers several routes: the centralized procedure, the decentralized procedure, and the mutual recognition procedure, as well as domestic national routes. The centralized procedure provides for the grant of a single marketing authorization that is valid for all 27 EU Member States as well as the European Economic Area (EEA) countries of Iceland, Liechtenstein and Norway. The centralized procedure is mandatory for certain categories of investigational products, including human products containing a new active substance indicated for the treatment of certain diseases, including cancer, AIDS, diabetes and neurodegenerative illness; orphan medicinal products; and medicinal products manufactured using biotechnological processes. Applications for marketing authorization for such medicines must be submitted to the EMA, in which the Committee for Medicinal Products for Human Use (CHMP) is generally responsible for conducting the initial assessment of a product.

The decentralized and mutual recognition procedures are applicable to the majority of conventional medicinal products and are both based on the principle of recognition of a marketing authorization by one or more Member States. The decentralized procedure is available for applicants who wish to market a product in various EU Member States where such product has not received marketing approval in any EU Member State before. In this procedure, an application for marketing authorization is submitted simultaneously in several Member States, one of them being chosen as the “Reference Member State.” At the end of the procedure, national marketing authorizations are granted in the Reference and in the concerned Member States. The mutual recognition procedure is compulsory when a medicinal product has already received a marketing authorization in one Member State and is to be marketed in a Member State other than that in which it was first authorized. Any national marketing authorization granted by a EU Member State's national authority can be used to support an application for its mutual recognition by other Member States. Marketing authorization applications can also be submitted directly to the Member State's national competent authority under the national route (if the centralized route is not compulsory).

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

All granted centrally authorized marketing authorizations automatically became Great Britain (GB) marketing authorizations on 1 January 2021. Though there are several ways to obtain a marketing authorization for GB (and Northern Ireland) discussed above, the EDRCP is available for marketing authorizations approved under the centralized procedure. Under this procedure the UK’s regulator, the MHRA, can rely on the decision of the European Commission on the approval of a new marketing authorization under centralized procedure for a period of two years from January 1, 2021, when determining an application for a GB marketing authorization. Applicants submit a letter of intent to submit an EDRCP to the MHRA at least 4 weeks before the submission of the application for the EDRCP marketing authorization application. The marketing authorization application is submitted after receipt of the positive opinion from the CHMP.

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

Marketing authorizations for the UK are submitted to the Medicines & Healthcare products Regulatory Agency (MHRA). As the Medicinal Products Directive is transposed into domestic law, the standards of clinical efficacy, safety, chemical control and manufacture as at 31 December 2020 (the end of the transition period for the UK’s exit from the EU) are retained. As Northern Ireland continues to apply EU law, medicines regulation for Great Britain is likely to be closely aligned with the EU for some time.

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

Clinical trials in the EU are regulated under European Council Directive 2001/20/EC (Clinical Trials Directive) on the implementation of GCP in the conduct of clinical trials of medicinal products for human use. The Clinical Trials Directive requires the sponsor of an investigational medicinal product to obtain a CTA, much like an IND in the United States, from the national competent authority of a EU Member State in which the clinical trial is to be conducted. The application for CTA must satisfy detailed requirements for the protection of trial subjects including requirements relating to consent and specific rules for minors and adults unable to consent by reason of incapacity. The CTA application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the Council Directive and corresponding national laws of the Member States and further detailed in applicable guidance, including the European Commission Communication 2010/C 82/01. A clinical trial may only be commenced after an Ethics Committee has given its approval.

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

In April 2014, Regulation EU No 536/2014 (Clinical Trials Regulation) was adopted, which came into application on January 31, 2022 and repeals the existing EU Clinical Trials Directive. The Clinical Trials Regulation is intended to simplify the current rules for clinical trial authorization and standards of performance. For instance, there will be a streamlined application procedure via a single-entry point, a European Union portal and database. The implementation of the Clinical Trials Regulation depends on confirmation of full functionality of the Clinical Trials Information System (CTIS) through an independent audit, which commenced in September 2020. The new clinical trial portal and database will be maintained by the EMA in collaboration with the European Commission and the European Union Member States. The objectives of the new Regulation include consistent rules for conducting trials throughout the European Union, consistent data standards and adverse events listing, and consistent information on the authorization status. Additionally, information on the conduct and results of each clinical trial carried out in the European Union will be made publicly available.

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

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Other changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will stay in effect through 2031 with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. Under the current spending reduction law, the reduction in Medicare payments can vary from 1% in 2022 to up to 4% in the final fiscal year of the sequester. It is possible that additional governmental action will be taken before the government terminates the declaration of a COVID-19 public health emergency, resulting in a material adverse effect on our business. These laws and future legislation may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers for our drugs, if approved, and accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Programs rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Further, the Biden administration released an additional executive order in October 2022, directing the HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Employees and Human Capital

As of December 31, 2022, we had 86 full-time employees, of which 62 were engaged in research and development activities. Substantially all of our employees are located in South San Francisco, California and San Diego, California. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private placements of our convertible preferred stock and the sale of our common stock in our initial public offering (IPO) in April 2020, our public offering in November 2020, and our registered direct offering in December 2022. Our net loss was $89.1 million for the year ended December 31, 2022, and as of December 31, 2022, we had an accumulated deficit of $334.2 million. In the second quarter of 2021, the FDA cleared an IND for ORIC-533 and, in the first quarter of 2023, a CTA was cleared in Canada for ORIC-533. In the fourth quarter of 2021, we filed a Clinical Trial Application (CTA) in South Korea for ORIC-114, which was cleared in the first quarter of 2022. We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021 and also filed and cleared an IND with the FDA for ORIC-114 in the third quarter of 2022. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for ORIC-533, ORIC-114 and ORIC-944 and advance our other programs. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We have not yet met with the FDA to discuss any of our product candidates or development programs, and we are not permitted to market or promote our product candidates before we receive marketing approval from the FDA. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of December 31, 2022, we had $228.2 million in cash, cash equivalents and investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into the first half of 2025. Our estimate as to how long we expect our existing cash, cash equivalents, and investments, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments and to timely pay key vendors and others.

Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments and to timely pay key vendors and others. For example, on March 10, 2023, Silicon Valley Bank (SVB), where we maintain certain accounts, was placed into receivership with the Federal Deposit Insurance Corporation (FDIC), which resulted in all funds held at SVB being temporarily inaccessible by SVB’s customers. If other banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. In addition, in such circumstances we might not be able to timely pay key vendors and others. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. Any delay in our ability to access our cash, cash equivalents and investments (or the loss of some or all of such funds) or to timely pay key vendors and others could have a material adverse effect on our operations and cause us to need to seek additional capital sooner than planned.

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

ORIC-533 is an orally bioavailable small molecule inhibitor of CD73 that has demonstrated more potent adenosine inhibition in vitro compared to an antibody-based approach and other small molecule CD73 inhibitors. In the second quarter of 2021, the FDA cleared the IND for ORIC-533 and, in the first quarter of 2023, a CTA was cleared in Canada for ORIC-533. We are enrolling a Phase 1b trial of ORIC-533 as a single-agent, in patients with relapsed/refractory multiple myeloma. ORIC-114 is a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target EGFR and HER2 with high potency against exon 20 mutations. In the fourth quarter of 2021, we filed a CTA for ORIC-114 in South Korea, which was cleared in the first quarter of 2022. We also filed and cleared an IND with the FDA for ORIC-114 in the third quarter of 2022. We are enrolling a Phase 1b trial of ORIC-114 as a single-agent, in patients with advanced solid tumors with EGFR and HER2 exon 20 alterations or HER2 amplifications and allows patients with CNS metastases that are either treated or untreated but asymptomatic. ORIC-944 is a potent and selective allosteric inhibitor of PRC2 via the EED subunit and is efficacious in androgen-insensitive and enzalutamide-resistant prostate cancer models in preclinical studies. We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021, and we are enrolling a Phase 1b trial of ORIC-944 as a single-agent, in patients with advanced prostate cancer. These product candidates will require additional clinical development, expansion of manufacturing capabilities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote ORIC-533, ORIC-114, ORIC-944, or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China, resulting in significant disruptions to Chinese manufacturing and travel. Since then, COVID-19 has spread to numerous other countries, including extensively within the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. As a result of measures imposed by the governments in affected regions, many commercial activities, businesses and schools were suspended as part of quarantines and other measures intended to contain this pandemic. Due to the continued COVID-19 pandemic, including the spread of variants, we may experience disruptions that could severely impact our business and clinical trials, including:

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

We will continue to assess the impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry.

Our primary operations are located in South San Francisco and San Diego. As a result of county and California stay-at-home orders having been lifted, the portion of our employees that were telecommuting have returned or are in the process of returning to our physical locations at both sites. As our employees continue returning to work in our physical locations, our employees may be exposed to COVID-19 (including variants), and we may face claims by such employees or regulatory authorities that we have not provided adequate protection to our employees with respect to the spread of COVID-19 at our physical locations, which may affect our business, results of operations and reputation.

Additionally, certain third parties with whom we engage or conduct business, including our collaborators, contract organizations, third party manufacturers, suppliers, clinical trial sites, regulators and others are similarly adjusting their operations and assessing their capacity in light of the continued COVID-19 pandemic. If these third parties experience slowdowns, shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of the ongoing COVID-19 pandemic, there could be delays in the manufacturing supply chain, which could delay or otherwise impact procurement of materials for certain of our ongoing or planned studies of ORIC-533, ORIC-114 or ORIC-944. Specifically, we have recently experienced increased difficulty shipping materials to and from China, which has delayed the receipt and delivery of such materials and resulted in increased shipping costs. Additionally, certain preclinical studies for our discovery research programs are conducted by CROs or academic institutions, some of which temporarily stopped or delayed operations during the COVID-19 pandemic. Disruptions of this nature could negatively impact the timelines of our preclinical programs. In the event of a resurgence of, or seasonal spikes in, COVID-19 infections, it is likely that the disproportionate impact of COVID-19 on hospitals and clinical sites will have an impact on recruitment and retention for our clinical trials. For instance, we are aware of certain clinical trial sites that have temporarily stopped or delayed enrolling new patients during the COVID-19 pandemic. In addition, certain of our clinical trial sites have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in our clinical trials due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic. We and our CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA on March 18, 2020 and generally, and may need to make further adjustments in the future, including adjustments based on recently issued FDA guidance on manufacturing, supply chain, and pharmaceutical product inspections; resuming normal pharmaceutical manufacturing operations; and updates on conducting clinical trials during the COVID-19 public health emergency. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While we are currently continuing our clinical trials and seeking to add new clinical trial sites, we may not be successful in adding trial sites, may experience delays in patient enrollment or in the progression of our clinical trials, may need to suspend our clinical trials, and may encounter other negative impacts to our trials, due to the effects of the COVID-19 pandemic.

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

For ORIC-114, we are aware of two companies with an FDA-approved product for patients with EGFR exon 20 insertion mutations, including Takeda and The Janssen Pharmaceutical Companies of Johnson & Johnson. We are also aware of several companies developing inhibitors against EGFR or HER2 exon 20 insertion mutations that are currently in clinical trials, including Jiangsu Hengrui Medicine Co., Daiichi Sankyo, Dizal Pharmaceuticals, Cullinan Oncology in collaboration with Taiho

Pharmaceutical, Bayer, ArriVent BioPharma in collaboration with Allist Pharmaceuticals, Boehringer Ingelheim, Junshi Biosciences, Blueprint Medicines and Nalo Therapeutics. Additionally, Seattle Genetics has an FDA-approved product for the treatment of patients with HER2-positive breast cancer, including patients with brain metastases. We are also aware that Dizal Pharmaceuticals and Zion Pharma are developing brain penetrant inhibitors currently in clinical trials for patients with HER2-positive breast cancer.

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

Outside the United States, the commercialization of therapeutics is generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the EU, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

Any delay or failure in seeking or obtaining required approvals would have a material and adverse effect on our ability to generate revenue from any particular product candidates we are developing and for which we are seeking approval. Furthermore, any regulatory approval to market a drug may be subject to significant limitations on the approved uses or indications for which we may market, promote and advertise the drug or the labeling or other restrictions. In addition, the FDA has the authority to require a REMS plan as part of approving an NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. These requirements or restrictions might include limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may significantly limit the size of the market for the drug and affect reimbursement by third-party payors.

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

Brexit and uncertainty in the regulatory framework as well as future legislation in the United Kingdom (UK), EU, and other jurisdictions can lead to disruption in the execution of international multi-center clinical trials, the monitoring of adverse events through pharmacovigilance programs, the evaluation of the benefit-risk profiles of new medicinal products, and determination of marketing authorization across different jurisdictions. Uncertainty in the regulatory framework could also result in disruption to the supply and distribution as well as the import/export both of active pharmaceutical ingredients and finished product. Such a disruption could create supply difficulties for ongoing clinical trials. The cumulative effects of the disruption to the regulatory framework, uncertainty in future regulation, and changes to existing regulations may increase our development lead time to marketing authorization and commercialization of products in the EU and/or the UK and increase our costs. We cannot predict the impact of such changes and future regulation on our business or the results of our operations.

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

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and on-going surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements and regulatory inspection. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA, EMA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

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

Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the ODA, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Our target indications may include diseases with large patient populations or may include orphan indications. However, there can be no assurances that we will be able to obtain orphan designations for our product candidates.

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

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for one or more of our product candidates. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. On December 29, 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (FDORA), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), was passed, which substantially changed the way healthcare is financed by both the government and private insurers and continues to significantly impact the U.S. pharmaceutical industry. Since its enactment, there have been legislative and judicial efforts to repeal, replace, or change some or all of the ACA. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. It is unclear how future litigation and healthcare measures promulgated by the Biden administration will impact the implementation of the ACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Further, the Biden administration released an additional executive order in October 2022, directing the HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business, and expose us to greater liability.

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

Additionally, the collection and use of health data in the EU is governed by the General Data Protection Regulation (GDPR), which extends the geographical scope of EU data protection law to non-EU entities under certain conditions and imposes substantial obligations upon companies and new rights for individuals. Failure to comply with the GDPR and the applicable national data protection laws of EU Member States may result in fines up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties and liabilities. The GDPR has increased our responsibility and liability in relation to personal data that we may process, and we may be required to put in place additional mechanisms in an effort to comply with the GDPR or other laws and regulations relating to privacy, data protection and cybersecurity. This may be onerous and if our efforts to comply with GDPR or other applicable laws and regulations are not successful, it could adversely affect our business. Further, the European Court of Justice (ECJ) in 2020 invalidated the EU-U.S. Privacy Shield, which had enabled the transfer of personal data from the EU to the U.S. for companies that had self-certified to the Privacy Shield. To the extent that we were to rely on Privacy Shield, we will not be able to do so in the future, and the ECJ’s decision resulted in additional requirements for companies making use of standard contractual clauses issued by the European Commission (SCCs), including requirements to make use of updated SCCs. The UK also has issued updated standard contractual clauses that also are required to be implemented. The ECJ’s decision and other events with respect to cross-border data transfer may impose additional obligations with respect to the transfer of personal data from EEA, the UK and Switzerland to the U.S. and may require us to modify our policies and practices and engage in additional contractual negotiations, each of which could increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from those regions to the U.S.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 public health emergency, the FDA temporarily postponed inspections of foreign manufacturing facilities and routine surveillance inspections of domestic manufacturing facilities. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. If a prolonged government shutdown or other disruption occurs, including due to travel restrictions, foreign COVID-19-related policies, staffing shortages or public health reasons, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, as well as market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations may include the following:

•
the federal AKS prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
•
the federal false claims laws, including the civil FCA, which can be enforced by private citizens through civil whistleblower or qui tam actions, and civil monetary penalties laws, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
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

The federal AKS prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any good, item, facility or service reimbursable, in whole or part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been interpreted broadly to include anything of value. The federal AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor.

Additionally, the intent standard under the federal AKS was amended by the ACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the federal AKS or specific intent to violate it in order to have committed a violation. Rather, if “one purpose” of the remuneration is to induce referrals, the federal AKS is implicated. In addition, the ACA codified case law that a claim that includes items or services resulting from a violation of the federal AKS constitutes a false or fraudulent claim for purposes of the federal civil FCA (discussed below).

The civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal healthcare program that the person knows or should know is for a medical or other item or service that was not provided as claimed or is false or fraudulent.

The federal civil FCA prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Pharmaceutical and other healthcare companies are being investigated or, in the past, have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses.

HIPAA imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the AKS, the ACA amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

As of December 31, 2022, we had 86 full-time employees, including 62 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our NOLs generated in tax years beginning prior to January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and therefore could expire unused. Our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. As of December 31, 2022, we had available NOL carryforwards of $215.2 million, of which $173.6 million do not expire. We also have available California NOL carryforwards of approximately $268.5 million as of December 31, 2022, which begin to expire in 2034 and are subject to limitation on use. In addition, as of December 31, 2022, we had federal and California research and development credit carryforwards totaling $8.7 million and $5.0 million, respectively. The federal credits begin to expire in 2034 unless previously utilized, while the state credits do not expire.

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

Inflation and market volatility may adversely affect us by increasing our costs.

Recently, inflation and market volatility have increased and caused economic uncertainty throughout the U.S. and global economy. Inflation and market volatility can adversely affect us by increasing the costs of clinical trials and research, the development of our product candidates, administration and other costs of doing business. In fact, we have experienced, and continue to experience, increases in the prices of labor and other costs of doing business. In an inflationary, volatile and economically uncertain environment, cost increases may outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. If this continues to occur or happens more frequently or at a larger scale, we may need to raise additional capital to fund our operations sooner than expected and we may not be able to secure financing on acceptable terms.

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

Although as of December 31, 2022 we owned six and licensed five issued patents in the United States pertaining to our three product candidates, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued or licensed patents will not be found invalid or unenforceable if challenged.

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

No earlier than March 1, 2023, European patent applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court ("UPC"). The option of a Unitary Patent will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC.

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

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents or those of our licensors may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Amendments). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA-approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

We may not be able to protect our intellectual property rights throughout the world.

Although as of December 31, 2022, we owned six and licensed five issued patents in the United States pertaining to our three product candidates and pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications will be due to the USPTO and various foreign patent offices at various points over the lifetime of our patents and/or patent applications and those of our licensors. We have systems in place to remind us to pay these fees, and we rely on our outside patent annuity service to pay these fees when due. Additionally, the USPTO and various foreign patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply and, in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. As of December 31, 2022, we had two pending United States trademark applications. Our trademark applications may not result in any trademark registrations being issued, and our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

If we decide to establish additional collaborations, but are not able to establish those collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We may seek to selectively form collaborations, such as our collaboration with Pfizer, to expand our capabilities, potentially accelerate research and development activities and provide for commercialization activities by third parties. Any of these relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

We would face significant competition in seeking additional appropriate collaborators and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA, EMA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of intellectual property and industry and market conditions generally. The potential collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. Further, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.

In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Even when we are successful in entering into a collaboration, such as our collaboration with Pfizer, the terms and conditions of that collaboration may restrict us from entering into future agreements on certain terms with potential collaborators.

If and when we seek to enter into additional collaborations, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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
•
the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic; and
•
general economic, political, industry and market conditions, including the military conflict between Russia and Ukraine and instability in the financial markets and banking industry.

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

As of December 31, 2022, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned approximately 55% of our outstanding common stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Our Common Stock

Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “ORIC” since April 24, 2020. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of December 31, 2022, there were approximately 31 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

The Registration Statement on Form S-3 (File No. 333-255833) was filed on May 6, 2021, amended on March 22, 2022 and declared effective on April 27, 2022. In connection with the Pfizer Collaboration, we sold 5,376,344 shares of our common stock at a price of $4.65 per share to Pfizer for gross proceeds of $25.0 million. We sold the shares to Pfizer in a registered direct offering conducted without an underwriter or placement agent. The transaction closed on December 23, 2022.

Other than the discontinuation of the ORIC-101 program, there has been no material change in the planned use of proceeds from our public offerings as described in our final prospectuses filed with the SEC pursuant to Rule 424(b)(4) on April 24, 2020 and November 13, 2020. We invested the funds received in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

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

Our clinical stage product candidates include:

•
ORIC-533, an orally bioavailable small molecule inhibitor of CD73, a key node in the adenosine pathway believed to play a central role in resistance to chemotherapy- and immunotherapy-based treatment regimens. In the second quarter of 2021, the U.S. Food and Drug Administration (FDA) cleared the Investigational New Drug Application (IND) for ORIC-533, and in the first quarter of 2023, a Clinical Trial Application (CTA) was cleared in Canada for ORIC-533. We are enrolling a Phase 1b trial of ORIC-533 as a single-agent, in patients with relapsed/refractory multiple myeloma and expect to report initial data in the second half of 2023.
•
ORIC-114, a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target epidermal growth factor receptor (EGFR) and human epidermal growth factor receptor 2 (HER2) with high potency towards exon 20 insertion mutations, for which we licensed development and commercialization rights from Voronoi Inc. (Voronoi) in October 2020 (Voronoi License Agreement). In the fourth quarter of 2021, we filed a CTA in South Korea for ORIC-114, which was cleared in the first quarter of 2022. We also filed and cleared an IND with the FDA for ORIC-114 in the third quarter of 2022. We are enrolling a Phase 1b trial of ORIC-114 as a single-agent, in patients with advanced solid tumors with EGFR and HER2 exon 20 alterations or HER2 amplifications and allows patients with CNS metastases that are either treated or untreated but asymptomatic. We expect to report initial Phase 1b data from this trial in the second half of 2023.
•
ORIC-944, an allosteric inhibitor of the polycomb repressive complex 2 (PRC2) via the embryonic ectoderm development (EED) subunit, for which we licensed development and commercialization rights from Mirati Therapeutics, Inc. (Mirati) in August 2020 (Mirati License Agreement). We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021. We are enrolling a Phase 1b trial of ORIC-944 as a single-agent, in patients with advanced prostate cancer and expect to report initial data in the second half of 2023.

Beyond these clinical stage product candidates, we are developing multiple discovery stage precision medicines targeting other hallmark cancer resistance mechanisms.

We have incurred significant losses since the commencement of our operations. Our net loss for the year ended December 31, 2022, was $89.1 million and we had an accumulated deficit of $334.2 million as of December 31, 2022. Our losses and accumulated deficit have resulted primarily from costs incurred in connection with research and development activities including in-licensing and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we anticipate these losses will increase significantly as we continue our development of ORIC-533, ORIC-114, ORIC-944 and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

On December 21, 2022, we entered into a securities purchase agreement with Pfizer pursuant to which we sold 5,376,344 shares of our common stock at a price of $4.65 per share to Pfizer for gross proceeds of $25.0 million. We sold the shares to Pfizer in a registered direct offering conducted without an underwriter or placement agent and pursuant to an effective shelf registration statement. After deducting offering expenses of $0.4 million, the net proceeds we received from the direct offering were $24.6 million. The transaction closed on December 23, 2022.

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

Total Other Income

Interest income, net primarily consists of interest income generated from our interest-bearing money market accounts and investments.

Results of Operations

The following table supplements the discussion below and summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021	Change
Operating expenses:
Research and development	$61,680	$56,858	$4,822
General and administrative	25,087	22,013	3,074
Acquired in-process research and development	5,000	—	5,000
Total operating expenses	91,767	78,871	12,896
Loss from operations	(91,767)	(78,871)	(12,896)

Total other income	2,645	156	2,489

Net loss	$(89,122)	$(78,715)	$(10,407)

Research and Development Expenses

Research and development expenses were $61.7 million for the year ended December 31, 2022, compared to $56.9 million for 2021, an increase of $4.8 million. The increase was driven by a net increase in external expenses of $2.1 million related to the advancement of ORIC-114, ORIC-944 and our other product candidates, offset by a decrease in ORIC-101 costs due to the discontinuation of the program in the first quarter of 2022 and timing of ORIC-533 manufacturing. Higher personnel costs of $2.8 million, including additional non-cash stock-based compensation of $0.7 million, also contributed to the increase.

The following table summarizes our external and internal costs for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021	Change
External costs:
ORIC-533	$5,981	$7,076	$(1,095)
ORIC-114	3,869	1,267	2,602
ORIC-944	5,872	3,542	2,330
ORIC-101 (discontinued)	6,041	13,135	(7,094)
Preclinical and other unallocated costs	18,624	13,301	5,323
Total external costs	40,387	38,321	2,066
Internal costs	21,293	18,537	2,756
Total research and development expenses	$61,680	$56,858	$4,822

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.

General and Administrative Expenses

General and administrative expenses were $25.1 million for the year ended December 31, 2022, compared to $22.0 million for 2021, an increase of $3.1 million. This increase was primarily due to higher personnel costs, including additional non-cash stock-based compensation of $0.9 million.

Acquired In-Process Research and Development Expenses

Acquired in-process research and development expenses were $5.0 million for the year ended December 31, 2022, due to a development milestone payment made in accordance with the Voronoi License Agreement.

Liquidity and Capital Resources

Sources of Liquidity

On December 21, 2022, we entered into a securities purchase agreement with Pfizer pursuant to which we sold 5,376,344 shares of our common stock at a price of $4.65 per share to Pfizer for gross proceeds of $25.0 million. We sold the shares to Pfizer in a registered direct offering conducted without an underwriter or placement agent and pursuant to an effective shelf registration statement. The transaction closed on December 23, 2022.

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

We expect our current cash, cash equivalents and investments will be sufficient to fund our current operating plan into the first half of 2025. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts.

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

Cash Flows

The following table summarizes the sources and uses of our cash (in thousands):

	December 31,
	2022	2021
Net cash used in operating activities	$(75,143)	$(59,541)
Net cash (used in) provided by investing activities	(109,248)	158,435
Net cash provided by financing activities	25,225	49,134
Net (decrease) increase in cash, cash equivalents and restricted cash	$(159,166)	$148,028

Operating Activities

Net cash used in operating activities during the year ended December 31, 2022, of $75.1 million was primarily attributable to our net loss of $89.1 million, offset by non-cash expenses of $14.4 million, which were primarily driven by stock-based compensation.

Net cash used in operating activities during the year ended December 31, 2021, of $59.5 million was primarily attributable to our net loss of $78.7 million, offset by non-cash expenses of $15.1 million, which were primarily driven by stock-based compensation.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2022, of $109.2 million was primarily attributable to purchases of investments, net of maturities.

Net cash provided by investing activities during the year ended December 31, 2021, of $158.4 million was primarily attributable to maturities of investments, net of purchases.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2022, of $25.2 million was primarily attributable to net proceeds received in connection with our registered direct offering in December 2022.

Net cash provided by financing activities during the year ended December 31, 2021, of $49.1 million was primarily attributable to net proceeds received in connection with our ATM offering in July 2021.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2022, consist of future payments under our operating leases. See Note 8 to our audited financial statements for detail regarding our operating leases.

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

Fair value of common stock—The fair value of our common stock is determined based upon the closing market price on the date of grant.

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

Emerging Growth Company and Smaller Reporting Company Status

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

We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing the income we receive without significantly increasing risk. To achieve this objective, we may invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years, in accordance with an investment policy approved by our audit committee. Some of the financial instruments that we invest in could be subject to market risk, meaning that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include a variety of securities, including money market funds, government debt securities, certificates of deposit and commercial paper, all with various maturity dates. As of December 31, 2022, we had cash equivalents and investments of $228.2 million, consisting of interest-bearing money market funds, certificates of deposit, securities issued by the U.S. Treasury and marketable debt instruments of government sponsored enterprises. Due to the nature of our cash equivalents and investments, an immediate 100 basis point change in interest rates would not have a material effect on their fair market value.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ORIC Pharmaceuticals, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California
March 16, 2023

ORIC PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$66,840	$226,006
Short-term investments	139,432	10,973
Prepaid expenses and other current assets	4,185	3,543
Total current assets	210,457	240,522

Long-term investments	21,951	43,386
Property and equipment, net	3,253	2,413
Other assets	11,517	12,321
Total assets	$247,178	$298,642

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,320	$1,886
Accrued liabilities	14,068	13,265
Total current liabilities	15,388	15,151

Other long-term liabilities	9,439	10,515
Total liabilities	24,827	25,666

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 45,089,537 and 39,430,120 shares issued and outstanding at December 31, 2022 and 2021, respectively	5	4
Additional paid-in capital	557,867	518,183
Accumulated deficit	(334,230)	(245,108)
Accumulated other comprehensive loss	(1,291)	(103)
Total stockholders' equity	222,351	272,976
Total liabilities and stockholders' equity	$247,178	$298,642

See accompanying notes to financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021
Operating expenses:
Research and development	$61,680	$56,858
General and administrative	25,087	22,013
Acquired in-process research and development	5,000	—
Total operating expenses	91,767	78,871
Loss from operations	(91,767)	(78,871)

Other income:
Interest income, net	2,645	141
Other	—	15
Total other income	2,645	156
Net loss	$(89,122)	$(78,715)
Other comprehensive loss:
Unrealized loss on investments	(1,188)	(72)
Comprehensive loss	$(90,310)	$(78,787)
Net loss per share, basic and diluted	$(2.25)	$(2.07)
Weighted-average shares outstanding, basic and diluted	39,655,260	37,954,280

See accompanying notes to financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2020	36,672,415	$4	$456,196	$(166,393)	$(31)	$289,776
Issuance of common stock	2,597,402	—	50,000	—	—	50,000
Issuance costs associated with offering of common stock	—	—	(1,852)	—	—	(1,852)
Exercise of common stock options	160,303	—	986	—	—	986
Stock-based compensation expense	—	—	12,853	—	—	12,853
Unrealized loss on investments	—	—	—	—	(72)	(72)
Net loss	—	—	—	(78,715)	—	(78,715)
Balance at December 31, 2021	39,430,120	$4	$518,183	$(245,108)	$(103)	$272,976
Issuance of common stock	5,376,344	$1	$24,999	—	—	25,000
Issuance costs associated with offering of common stock	—	—	$(399)	—	—	(399)
Exercise of common stock options	48,076	—	79	—	—	79
Issuance of common stock upon vesting of RSUs	66,811	—	—	—	—	—
Issuance of common stock from ESPP	168,186	—	545	—	—	545
Stock-based compensation expense	—	—	14,460	—	—	14,460
Unrealized loss on investments	—	—	—	—	(1,188)	(1,188)
Net loss	—	—	—	(89,122)	—	(89,122)
Balance at December 31, 2022	45,089,537	$5	$557,867	$(334,230)	$(1,291)	$222,351

See accompanying notes to financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(89,122)	$(78,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	966	897
Stock-based compensation expense	14,460	12,853
Loss on fixed asset disposals	40	2
(Accretion of discount) amortization of premium on investments, net	(1,042)	1,349
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,030	1,142
Accounts payable and accrued other liabilities	(1,475)	2,931
Net cash used in operating activities	(75,143)	(59,541)

Cash flows from investing activities:
Acquisitions of property and equipment	(2,078)	(939)
Purchases of investments	(238,124)	(69,626)
Maturities of investments	130,954	229,000
Net cash (used in) provided by investing activities	(109,248)	158,435

Cash flows from financing activities:
Proceeds from issuance of common stock	25,000	50,000
Issuance costs associated with financings	(399)	(1,852)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	545	—
Proceeds from stock option exercises	79	986
Net cash provided by financing activities	25,225	49,134

Net (decrease) increase in cash, cash equivalents and restricted cash	(159,166)	148,028

Cash, cash equivalents and restricted cash at beginning of period	226,474	78,446
Cash, cash equivalents and restricted cash at end of period	$67,308	$226,474

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

As of December 31, 2022, the Company had an accumulated deficit of $334.2 million. Through December 31, 2022, all of the Company’s financial support has been provided by proceeds from the issuance of common stock and convertible preferred stock.

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

Registered Direct Offering

On December 21, 2022, the Company entered into a securities purchase agreement with Pfizer pursuant to which the Company sold 5,376,344 shares of common stock at a price of $4.65 per share to Pfizer for gross proceeds of $25.0 million. The Company sold the shares to Pfizer in a registered direct offering conducted without an underwriter or placement agent and pursuant to an effective shelf registration statement. After deducting offering expenses of $0.4 million, the net proceeds received from the direct offering were $24.6 million. The transaction closed on December 23, 2022. The direct offering with Pfizer was entered into concurrently with a clinical development collaboration.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The accompanying financial statements include all known adjustments necessary for a fair presentation of the results as required by GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the year ended December 31, 2022, are not necessarily indicative of future results.

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

Cash that is restricted and not available for general operations is considered restricted cash. The Company's restricted cash is in connection to a property lease and restrictions will be removed at the respective lease expiration.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the balance sheet to the total of the amount presented in the statement of cash flows, in thousands:

	December 31,
	2022	2021
Cash and cash equivalents	$66,840	$226,006
Restricted cash included in other assets	468	468
Total cash, cash equivalents and restricted cash	$67,308	$226,474

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

Impairment of Property and Equipment

The Company accounts for the impairment of long-lived assets by reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted-cash-flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. The Company did not recognize impairment losses for the years ended December 31, 2022 and 2021.

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

As of December 31, 2022 and 2021, the Company maintained valuation allowances against its deferred tax assets as the Company concluded it had not met the “more likely than not” to be realized threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes would result in a change in the estimated annual effective tax rate.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts).

	Years Ended December 31,
	2022	2021
Numerator
Net loss	$(89,122)	$(78,715)
Denominator
Weighted average shares outstanding used in computing net loss per share, basic and diluted	39,655,260	37,954,280
Net loss per share, basic and diluted	$(2.25)	$(2.07)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	December 31,
	2022	2021
Options to purchase common stock	6,690,492	5,268,320
Non-vested restricted stock units	191,925	—
Total	6,882,417	5,268,320

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that would materially impact the Company's financial statements and related disclosures.

3. License Agreements and Clinical Development Collaboration

Pfizer collaboration

On December 21, 2022, the Company entered into a clinical development collaboration (the Pfizer Collaboration) for a potential Phase 2 study of ORIC-533 in multiple myeloma with Pfizer Inc. (Pfizer). Through the Pfizer Collaboration, the Company plans to potentially advance ORIC-533 into a Phase 2 combination study with elranatamab, Pfizer’s investigational B-cell maturation antigen (BCMA) CD3-targeted bispecific antibody in development for the treatment of multiple myeloma. The Company will maintain full economic ownership and control of ORIC-533.

Concurrent with the Pfizer Collaboration, the Company sold 5,376,344 shares of common stock at a price of $4.65 per share to Pfizer for proceeds of $25.0 million. The common shares were sold to Pfizer in a registered direct offering conducted without an underwriter or placement agent. The transaction closed on December 23, 2022.

Voronoi License Agreement

On October 19, 2020, the Company entered into a license and collaboration agreement (Voronoi License Agreement) with Voronoi Inc. (Voronoi). The Voronoi License Agreement gives the Company access to Voronoi’s preclinical stage EGFR and HER2 exon 20 insertion mutation program, including a lead product candidate now designated as ORIC-114. Under the Voronoi License Agreement, Voronoi granted the Company an exclusive, sublicensable license under Voronoi’s rights to certain patent applications directed to certain small molecule compounds that bind to EGFR and HER2 with one or more exon 20 insertion mutations and certain related know-how, in each case, to develop and commercialize certain licensed compounds and licensed products incorporating any such compound in the ORIC Territory, defined as worldwide other than in the People’s Republic of China, Hong Kong, Macau and Taiwan. Under the Voronoi License Agreement, Voronoi had the right to perform certain mutually agreed upon development activities. Except for Voronoi's right to participate in such development activities, the Company is wholly responsible for development and commercialization of licensed products in the ORIC Territory. In addition, the Company is obligated to use commercially reasonable efforts to develop and commercialize at least one licensed product in certain major markets in the ORIC Territory.

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

Under the Voronoi License Agreement, Voronoi was responsible for certain research and development costs up to a predetermined threshold. Upon achievement of the predetermined threshold in the second quarter of 2022, Voronoi chose to opt out of participation in and funding of future development activities. The Company is also obligated to make milestone payments to Voronoi upon the achievement of certain events. Upon the achievement of certain development and regulatory milestones with respect to the first licensed product, the Company is obligated to pay Voronoi up to a maximum of $111.0 million. Upon the achievement of certain commercial milestones with respect to the first licensed product, the Company is obligated to pay Voronoi up to a maximum of $225.0 million. If the Company pursues a second licensed product, the Company could pay Voronoi up to an additional $272.0 million in success-based milestones. In addition, the Company is obligated to pay royalties on net sales of licensed products in the ORIC Territory. In the third quarter of 2022, the Company made a development milestone payment to Voronoi in the amount of $5.0 million, which was recorded in acquired in-process research and development expense.

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

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Lab equipment	$6,249	$5,305
Leasehold improvements	1,978	1,710
Computer hardware and software	311	247
Furniture and fixtures	508	140
Total property and equipment, gross	9,046	7,402
Less accumulated depreciation	(5,793)	(4,989)
Total property and equipment, net	$3,253	$2,413

Depreciation expense was $1.0 million and $0.9 million for the years ended December 31, 2022 and 2021, respectively.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued clinical and manufacturing costs	$5,396	$5,678
Accrued compensation	5,318	4,798
Operating lease liabilities - short-term	2,659	1,926
Other accruals	695	863
Total accrued liabilities	$14,068	$13,265

6. Investments, Available-for-Sale

The Company's available-for-sale investments consisted of the following (in thousands):

December 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term
U.S. treasury securities	$135,878	$—	$(1,094)	$134,784
U.S. agency bonds	2,500	—	(11)	2,489
Certificates of deposit	2,191	—	(32)	2,159
Short-term investments	$140,569	$—	$(1,137)	$139,432

Long-term
U.S. treasury securities	$19,360	$—	$(126)	$19,234
U.S. agency bonds	2,500	—	(24)	2,476
Certificates of deposit	245	—	(4)	241
Long-term investments	$22,105	$—	$(154)	$21,951

December 31, 2021
Short-term
U.S. treasury securities	$10,014	$—	$(1)	$10,013
Certificates of deposit	961	—	(1)	960
Short-term investments	$10,975	$—	$(2)	$10,973

Long-term
U.S. treasury securities	$42,517	$—	$(98)	$42,419
Certificates of deposit	970	—	(3)	967
Long-term investments	$43,487	$—	$(101)	$43,386

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of December 31, 2022 and December 31, 2021. Credit loss is limited due to the nature of the investments.

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

Following are the major categories of assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
December 31, 2022
Money market funds (1)	$66,840	$66,840	$—	$—	$66,840
U.S. treasury securities	154,018	154,018	—	—	154,018
U.S. agency bonds	4,965	—	4,965	—	4,965
Certificates of deposit	2,400	2,400	—	—	2,400
Total	$228,223	$223,258	$4,965	$—	228,223
December 31, 2021
Money market funds (1)	$226,006	$226,006	$—	$—	$226,006
U.S. treasury securities	52,432	52,432	—	—	52,432
Certificates of deposit	1,927	1,927	—	—	1,927
Total	$280,365	$280,365	$—	$—	280,365

(1) Included in cash and cash equivalents in accompanying balance sheets.

No transfers between levels occurred during either of the reporting periods presented.

8. Leases

Operating Leases

The Company has operating leases for office and lab space in South San Francisco, California and office space in San Diego, California. In August 2021, the Company entered into a lease amendment for the South San Francisco facility that extended the lease term until May 2028. The lease amendment includes the option to extend the lease for one additional year. In September 2021, the Company entered into a lease agreement for a San Diego facility until May 2025.

The right-of-use assets were $11.0 million and $11.8 million as of December 31, 2022 and 2021, respectively, and are recorded on the balance sheet in other assets. Lease liabilities are recorded in accrued liabilities and other long-term liabilities on the balance sheet and as of December 31, 2022, were $2.7 million and $9.4 million, respectively, and as of December 31, 2021, were $1.9 million and $10.5 million, respectively.

Operating lease costs for the years ended December 31, 2022 and 2021, were $2.7 million and $1.8 million, respectively. Cash paid for operating leases for the years ended December 31, 2022 and 2021, were $2.2 million and $1.9 million, respectively.

The weighted average discount rate and the weighted-average remaining lease term of the Company's operating leases at December 31, 2022 were 8.2% and 5.2 years, respectively. The weighted average discount rate and the weighted-average remaining lease term of the Company's operating leases at December 31, 2021 were 8.2% and 6.4 years, respectively.

Future lease payments of operating lease liabilities as of December 31, 2022, were as follows (in thousands):

Year ending December 31,	Operating Leases
2023	$2,757
2024	2,853
2025	2,676
2026	2,677
2027	2,771
Thereafter	1,049
Total minimum lease payments	14,783
Less: interest	2,685
Present value of lease liabilities	$12,098

9. Equity Incentive Plans and Stock-Based Compensation

As of December 31, 2022, there were 2,210,479 shares available for future issuance under the 2020 Equity Incentive Plan and 364,005 shares available for future issuance under the 2022 Inducement Equity Incentive Plan, which was adopted on March 1, 2022. The 2020 Equity Incentive Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors and consultants of the Company. The number of shares of the Company’s common stock available for issuance under the 2020 Equity Incentive Plan will automatically increase on the first day of each fiscal year, beginning with the Company’s 2021 fiscal year, in an amount equal to the lessor of (1) 2,656,500 shares, (2) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (3) such other amount as determined by the Company’s Board of Directors. The 2022 Inducement Equity Incentive Plan provides for the grants of equity-based awards to individuals not previously employees or non-employee directors of the Company.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations and comprehensive loss for the periods presented (in thousands):

	Years Ended December 31,
	2022	2021
Research and development	$5,641	$4,959
General and administrative	8,819	7,894
Total stock-based compensation expense	$14,460	$12,853

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

The following table summarizes the stock option activity for the year ended December 31, 2022:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	5,268,320	$14.16
Granted	6,335,237	$5.37
Exercised	(48,076)	$1.65
Forfeited and cancelled	(4,864,989)	$16.43
Outstanding at December 31, 2022	6,690,492	$4.27	8.6	$14,144
Exercisable at December 31, 2022	1,714,764	$3.79	5.9	$6,162

The total intrinsic value of options exercised was $0.1 million and $2.2 million for the years ended December 31, 2022 and 2021, respectively.

The fair value of stock option awards to employees, executives, directors, and other service providers was estimated at the date of grant using the Black-Scholes Merton option pricing model with the following assumptions.

	Years Ended December 31,
	2022	2021
Risk-free interest rate	1.47% - 4.22%	0.60% - 1.34%
Expected volatility	82.98% - 87.60%	82.34% - 88.43%
Expected term (in years)	5.50 - 6.08	5.50 - 6.08
Expected dividend yield	0%	0%

The weighted-average grant-date fair value of options granted was $10.61 and $19.21 for the years ended December 31, 2022 and 2021, respectively.

The Company recognized stock-based compensation expense related to the vesting of stock options of $13.4 million and $12.9 million during the years ended December 31, 2022 and 2021, respectively. The total unrecognized compensation expense related to outstanding unvested stock-option awards as of December 31, 2022, was $33.4 million, which is expected to be recognized over a weighted-average remaining service period of 3.1 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the year ended December 31, 2022:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2021	—	$—
Granted	275,123	$8.31
Vested	(66,811)	$9.48
Forfeited	(16,387)	$9.19
Outstanding at December 31, 2022	191,925	$7.83

The Company recognized stock-based compensation expense related to the vesting of restricted stock units of $0.7 million for the year ended December 31, 2022. The Company did not grant restricted stock units in 2021. Total unrecognized compensation expense related to restricted stock units as of December 31, 2022, was $1.4 million, which is expected to be recognized over a weighted-average remaining service period of 2.1 years.

Employee Stock Purchase Plan

In February 2020, the Company’s Board of Directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (ESPP). The first offering period began in December 2021 and the first purchase under the ESPP was in 2022. As of December 31, 2022, there were 516,139 shares available for future issuance under the ESPP. Further, the number of shares of common stock available for issuance under the ESPP will automatically increase on the first day of each fiscal year following the fiscal year in which the first offering period under the ESPP commences in an amount equal to the lessor of (1) 500,000 shares, (2) 1%

of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (3) such other amount as determined by the Company’s Board of Directors. The Company recognized stock-based compensation expense related to the ESPP of $0.4 million for the year ended December 31, 2022. As of December 31, 2021 no shares had been issued pursuant to the ESPP and the associated compensation expense was immaterial for the year ended December 31, 2021.

10. Income Tax

Significant components of the Company’s provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate were as follows (in thousands):

	For the Year Ended December 31,
	2022	2021
Statutory rate	$(18,715)	$(16,530)
State tax	(6,005)	(5,383)
Other permanent items	35	30
Federal return to provision	(85)	144
Research and development credit	(2,958)	(4,539)
Change in valuation allowance	26,296	25,309
Stock-based compensation	1,432	969
Provisions for income taxes	$—	$—

Significant components of the Company’s deferred taxes were as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$64,031	$55,488
Research and development credits	10,664	7,706
Accruals and other	8,043	5,185
Intangible assets	7,274	6,369
Capitalized research expense	11,229	—
Lease liability	3,385	3,482
Gross deferred tax assets	104,626	78,230
Less valuation allowance	(101,445)	(74,816)
Total deferred tax assets	3,181	3,414

Deferred tax liabilities:
Property and equipment	(106)	(114)
Right-of-use assets	(3,075)	(3,300)
Total deferred tax liabilities	(3,181)	(3,414)
Deferred income taxes, net	$—	$—

A valuation allowance of $101.4 million at December 31, 2022, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. The valuation allowance increased by $26.6 million during the year ended December 31, 2022.

As of December 31, 2022, the Company had available net operating loss (NOL) carryforwards of $215.2 million. Of the $215.2 million of NOL carryforwards, $41.6 million begin to expire in 2034 and $173.6 million do not expire. The Company also has available California NOL carryforwards of approximately $268.5 million as of December 31, 2022, which begin to expire in 2034. In addition, the Company has federal and California research and development (R&D) credit carryforwards totaling $8.7 million and $5.0 million, respectively. The federal credits begin to expire in 2034 unless previously utilized, while the state credits do not expire.

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

As of December 31, 2022, the Company had gross unrecognized tax benefits of $2.2 million, none of which would affect the effective tax rate if recognized. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months. The Company’s policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. The Company had no accrual for interest or penalties on its balance sheets at December 31, 2022 and has not recognized interest and/or penalties in its statement of operations for the year ended December 31, 2022.

The Company is subject to taxation in the United States and California. The Company is not currently under examination by any taxing authorities. Due to the carryover of tax attributes, the statute of limitations is currently open for tax years since inception.

11. Employee Benefit Plan

The Company has a defined-contribution 401(k) plan for employees. Employees are eligible to participate in the plan beginning on the first day of the month following date of hire. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation. The Company matches employee contributions as permitted by the plan and may make an additional discretionary match as determined by the Company's board of directors. The Company's total cost related to the 401(k) plan was $0.6 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively.

12. Subsequent Event

On March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. At the time of the closure, we held assets valued at $9.2 million in deposit and money market accounts with SVB. We received full access to the funds in our deposit and money market accounts on March 13, 2023. Because a substantial majority of our cash, cash equivalents and short-term investments were not maintained at SVB and in light of actions by the federal government to fully protect deposit accounts, we do not expect our operations will be materially impacted by the closure of SVB.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2022, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is KPMG LLP, San Diego, CA, Auditor Firm ID:185.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2022, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary.

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

1.1	Open Market Sales AgreementSM by and between the Registrant and Jefferies LLC, dated May 6, 2021	8-K	001-39269	1.1	5/6/21

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39269	3.1	4/28/20

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39269	3.2	4/28/20

4.1	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated June 4, 2019	S-1	333-236792	4.1	2/28/20

4.2	Specimen Common Stock Certificate of The Registrant	S-1/A	333-236792	4.2	4/20/20

4.3	Description of the Registrant’s securities	10-K	001-39269	4.3	3/21/22

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-236792	10.1	2/28/20

10.2+	2014 Equity Incentive Plan, as amended, and forms of agreement thereunder	S-1	333-236792	10.2	2/28/20

10.3+	2020 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-236792	10.3	4/20/20

10.4+	2020 Employee Stock Purchase Plan and forms of agreements thereunder	10-Q	001-39269	10.2	11/8/21

10.5+	Employment Letter between the Registrant and Jacob M. Chacko, M.D.	S-1	333-236792	10.5	2/28/20

10.6+	Employment Letter between the Registrant and Pratik Multani, M.D.	S-1	333-236792	10.6	2/28/20

10.7+	Employment Letter between the Registrant and Dominic Piscitelli	S-1	333-236792	10.7	2/28/20

10.8+	Executive Incentive Compensation Plan	S-1	333-236792	10.8	2/28/20

10.9+	Change in Control and Severance Policy	S-1	333-236792	10.9	2/28/20

10.10+	Amended and Restated Outside Director Compensation Policy	10-K	001-39269	10.10	3/21/22

10.11	Lease between the Registrant and Britannia Pointe Grand Limited Partnership, dated June 5, 2015	S-1	333-236792	10.11	2/28/20

10.12	First Amendment to Lease between the Registrant and Britannia Pointe Grand Limited Partnership, dated August 12, 2021	8-K	001-39269	10.1	8/16/21

10.13+	2022 Inducement Equity Incentive Plan and related forms of stock option and restricted stock unit agreements	8-K	001-39269	10.1	3/4/22

10.14#	License Agreement between the registrant and Mirati Therapeutics, Inc., dated as of August 3, 2020.	10-Q	001-39269	10.2	5/9/22

10.15#	License and Collaboration Agreement between the registrant and Voronoi, Inc., dated as of October 19, 2020.	10-Q	001-39269	10.3	5/9/22

23.1	Consent of Independent Registered Public Accounting Firm				Filed herewith

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)				Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith

101.INS	Inline XBRL Instance Document				Furnished herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Furnished herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Furnished herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Furnished herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Furnished herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Furnished herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Furnished herewith

+	Indicated management contract or compensatory plan.
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

ORIC Pharmaceuticals, Inc.

Date: March 16, 2023	By:	/s/ Jacob M. Chacko
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

Signature	Title	Date

/s/ Jacob M. Chacko	President and Chief Executive Officer	March 16, 2023
Jacob M. Chacko, M.D.

/s/ Dominic Piscitelli	Chief Financial Officer	March 16, 2023
Dominic Piscitelli

/s/ Richard Heyman	Chair of the Board of Directors	March 16, 2023
Richard Heyman, Ph.D.

/s/ Mardi Dier	Director	March 16, 2023
Mardi Dier

/s/ Steven Hoerter	Director	March 16, 2023
Steven Hoerter

/s/ Lori Kunkel	Director	March 16, 2023
Lori Kunkel, M.D.

/s/ Angie You	Director	March 16, 2023
Angie You, Ph.D.