Form 10-Q
period 2023-03-31
Oric Pharmaceuticals, Inc.
filed 2023-05-08
CIK 1796280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 2, 2023, the registrant had 45,093,183 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our financial performance;
•
the period over which we estimate our existing cash, cash equivalents and investments will be sufficient to fund our operating plan;
•
the impact of laws and regulations;
•
our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (JOBS Act); and
•
our anticipated use of our existing resources.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ORIC PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,990	$66,840
Short-term investments	130,639	139,432
Prepaid expenses and other current assets	3,535	4,185
Total current assets	193,164	210,457

Long-term investments	19,309	21,951
Property and equipment, net	3,112	3,253
Other assets	11,063	11,517
Total assets	$226,648	$247,178

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,930	$1,320
Accrued liabilities	12,937	14,068
Total current liabilities	14,867	15,388

Other long-term liabilities	8,969	9,439
Total liabilities	23,836	24,827

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 45,091,215 and 45,089,537 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	561,481	557,867
Accumulated deficit	(358,175)	(334,230)
Accumulated other comprehensive loss	(499)	(1,291)
Total stockholders' equity	202,812	222,351
Total liabilities and stockholders' equity	$226,648	$247,178

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$19,516	$16,828
General and administrative	6,162	6,430
Total operating expenses	25,678	23,258
Loss from operations	(25,678)	(23,258)

Other income:
Interest income, net	1,733	99
Total other income	1,733	99
Net loss	$(23,945)	$(23,159)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	792	(699)
Comprehensive loss	$(23,153)	$(23,858)
Net loss per share, basic and diluted	$(0.53)	$(0.59)
Weighted-average shares outstanding, basic and diluted	45,090,166	39,431,722

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance at December 31, 2022	45,089,537	$5	$557,867	$(334,230)	$(1,291)	$222,351
Exercise of common stock options	16	—	—	—	—	—
Issuance of common stock upon vesting of RSUs	1,662	—	—	—	—	—
Stock-based compensation expense	—	—	3,614	—	—	3,614
Unrealized gain on investments	—	—	—	—	792	792
Net loss	—	—	—	(23,945)	—	(23,945)
Balance at March 31, 2023	45,091,215	$5	$561,481	$(358,175)	$(499)	$202,812

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance at December 31, 2021	39,430,120	$4	$518,183	$(245,108)	$(103)	$272,976
Exercise of common stock options	8,482	—	16	—	—	16
Stock-based compensation expense	—	—	3,945	—	—	3,945
Unrealized loss on investments	—	—	—	—	(699)	(699)
Net loss	—	—	—	(23,159)	—	(23,159)
Balance at March 31, 2022	39,438,602	$4	$522,144	$(268,267)	$(802)	$253,079

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(23,945)	$(23,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	253	251
Stock-based compensation expense	3,614	3,945
(Accretion of discount) amortization of premium on investments, net	(861)	42
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,103	(536)
Accounts payable and accrued other liabilities	(792)	(3,261)
Net cash used in operating activities	(20,628)	(22,718)

Cash flows from investing activities:
Acquisitions of property and equipment	(310)	(723)
Purchases of investments	(43,387)	(99,937)
Maturities of investments	56,475	10,000
Net cash provided by (used in) investing activities	12,778	(90,660)

Cash flows from financing activities:
Proceeds from stock option exercises	—	16
Net cash provided by financing activities	—	16

Net decrease in cash, cash equivalents and restricted cash	(7,850)	(113,362)

Cash, cash equivalents and restricted cash at beginning of period	67,308	226,474
Cash, cash equivalents and restricted cash at end of period	$59,458	$113,112

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the balance sheets to the amounts shown in the statements of cash flows above, in thousands:

	March 31,
	2023	2022
Cash and cash equivalents	$58,990	$112,644
Restricted cash included in other assets	468	468
Total cash, cash equivalents and restricted cash	$59,458	$113,112

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

Since inception, the Company has devoted its primary efforts to raising capital, internal research and development activities and business development efforts, and has incurred significant operating losses and negative cash flows from operations. In August 2020, the Company licensed from Mirati Therapeutics, Inc. (Mirati) development and commercialization rights to an allosteric inhibitor program directed towards the polycomb repressive complex 2 (PRC2) and in October 2020, the Company licensed from Voronoi Inc. (Voronoi) development and commercialization rights to a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target epidermal growth factor receptor (EGFR) and human epidermal growth factor receptor 2 (HER2) with high potency against exon 20 insertion mutations.

As of March 31, 2023, the Company had an accumulated deficit of $358.2 million. Through March 31, 2023, all of the Company’s financial support has been provided by proceeds from the issuance of common stock and convertible preferred stock.

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

Registered Direct Offering

On December 21, 2022, the Company entered into a securities purchase agreement with Pfizer, Inc. (Pfizer) pursuant to which the Company sold 5,376,344 shares of common stock at a price of $4.65 per share to Pfizer for gross proceeds of $25.0 million. The Company sold the shares to Pfizer in a registered direct offering conducted without an underwriter or placement agent and pursuant to an effective shelf registration statement. After deducting offering expenses of $0.4 million, the net proceeds received from the direct offering were $24.6 million. The transaction closed on December 23, 2022. The direct offering with Pfizer was entered into concurrently with a clinical development collaboration.

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

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K filed with the SEC. Furthermore, the Company’s significant accounting policies are disclosed in the audited financial statements for the periods ended December 31, 2022 and 2021, included in the Company’s Annual Report on Form 10-K. Since the date of those financial statements, there have been no changes to its significant accounting policies.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that would materially impact the Company’s financial statements and related disclosures.

3. License Agreements and Clinical Development Collaboration

Pfizer collaboration

On December 21, 2022, the Company entered into a clinical development collaboration (the Pfizer Collaboration) for a potential Phase 2 study of ORIC-533 in multiple myeloma with Pfizer. Through the Pfizer Collaboration, the Company plans to potentially advance ORIC-533 into a Phase 2 combination study with elranatamab, Pfizer’s investigational B-cell maturation antigen (BCMA) CD3-targeted bispecific antibody in development for the treatment of multiple myeloma. The Company will maintain full economic ownership and control of ORIC-533.

Concurrent with the Pfizer Collaboration, the Company sold 5,376,344 shares of common stock at a price of $4.65 per share to Pfizer for proceeds of $25.0 million. The common shares were sold to Pfizer in a registered direct offering conducted without an underwriter or placement agent. The transaction closed on December 23, 2022.

Voronoi License Agreement

On October 19, 2020, the Company entered into a license and collaboration agreement (Voronoi License Agreement) with Voronoi. The Voronoi License Agreement gives the Company access to Voronoi’s preclinical stage EGFR and HER2 exon 20 insertion mutation program, including a lead product candidate now designated as ORIC-114. Under the Voronoi License Agreement, Voronoi granted the Company an exclusive, sublicensable license under Voronoi’s rights to certain patent applications directed to certain small molecule compounds that bind to EGFR and HER2 with one or more exon 20 insertion mutations and certain related know-how, in each case, to develop and commercialize certain licensed compounds and licensed products incorporating any such compound in the ORIC Territory, defined as worldwide other than in the People’s Republic of China, Hong Kong, Macau and Taiwan. Under the Voronoi License Agreement, Voronoi had the right to perform certain mutually agreed upon development activities. Except for Voronoi's right to participate in such development activities, the Company is wholly responsible for development and commercialization of licensed products in the ORIC Territory. In addition, the Company is obligated to use commercially reasonable efforts to develop and commercialize at least one licensed product in certain major markets in the ORIC Territory.

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

Mirati License Agreement

On August 3, 2020, the Company entered into a license agreement (Mirati License Agreement) with Mirati. Under the Mirati License Agreement, Mirati granted the Company a worldwide, exclusive, sublicensable, royalty-free license under Mirati’s rights to certain patents and patent applications directed to certain small molecule compounds that bind to and inhibit PRC2 and certain related know-how, in each case, to develop and commercialize certain licensed compounds and licensed products incorporating any such compounds. Under the Mirati License Agreement, the Company is wholly responsible for development and commercialization of licensed products. In addition, the Company is obligated to use commercially reasonable efforts to develop and commercialize at least one licensed product in certain major markets.

The Company’s financial obligation under the Mirati License Agreement was an upfront payment of 588,235 shares of ORIC common stock, valued at approximately $13.0 million based upon the closing price of the Company’s common stock on the acquisition date. The number of shares issued was based on a price of $34.00 per share, representing a premium of 10% to the 60-day trailing volume-weighted average trading price of the Company’s common stock. The shares were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act for transactions by an issuer not involving any public offering. During the eighteen-month period following the date of the agreement, Mirati was subject to certain transfer restrictions, and the parties agreed to negotiate and enter into a registration rights agreement, with respect to the shares. The Company is not obligated to pay Mirati milestones or royalties.

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

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Lab equipment	$6,414	$6,249
Leasehold improvements	1,967	1,978
Computer hardware and software	269	311
Furniture and fixtures	508	508
Total property and equipment, gross	9,158	9,046
Less accumulated depreciation	(6,046)	(5,793)
Total property and equipment, net	$3,112	$3,253

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued clinical and manufacturing costs	$7,398	$5,396
Accrued compensation	2,399	5,318
Operating lease liabilities - short-term	2,681	2,659
Other accruals	459	695
Total accrued liabilities	$12,937	$14,068

6. Investments

The Company's available-for-sale investments consisted of the following (in thousands):

March 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term
U.S. treasury securities	$124,250	$—	$(519)	$123,731
U.S. agency bonds	5,000	—	(24)	4,976
Certificates of deposit	1,960	—	(28)	1,932
Short-term investments	$131,210	$—	$(571)	$130,639

Long-term
U.S. treasury securities	$19,237	$72	$—	$19,309
Long-term investments	$19,237	$72	$—	$19,309

December 31, 2022
Short-term
U.S. treasury securities	$135,878	$—	$(1,094)	$134,784
U.S. agency bonds	2,500	—	(11)	2,489
Certificates of deposit	2,191	—	(32)	2,159
Short-term investments	$140,569	$—	$(1,137)	$139,432

Long-term
U.S. treasury securities	$19,360	$—	$(126)	$19,234
U.S. agency bonds	2,500	—	(24)	2,476
Certificates of deposit	245	—	(4)	241
Long-term investments	$22,105	$—	$(154)	$21,951

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of March 31, 2023 and December 31, 2022. Credit loss is limited due to the nature of the investments.

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

Following are the major categories of assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
March 31, 2023
Money market funds (1)	$58,990	$58,990	$—	$—	$58,990
U.S. treasury securities	143,040	143,040	—	—	143,040
U.S. agency bonds	4,976	—	4,976	—	4,976
Certificates of deposit	1,932	1,932	—	—	1,932
Total	$208,938	$203,962	$4,976	$—	$208,938
December 31, 2022
Money market funds (1)	$66,840	$66,840	$—	$—	$66,840
U.S. treasury securities	154,018	154,018	—	—	154,018
U.S. agency bonds	4,965	—	4,965	—	4,965
Certificates of deposit	2,400	2,400	—	—	2,400
Total	$228,223	$223,258	$4,965	$—	$228,223

(1) Included in cash and cash equivalents in accompanying balance sheets.

No transfers between levels occurred during either of the reporting periods presented.

8. Equity Incentive Plans and Stock-Based Compensation

As of March 31, 2023, there were 2,418,516 shares available for future issuance under the 2020 Equity Incentive Plan and 330,861 shares available for future issuance under the 2022 Inducement Equity Incentive Plan. The 2020 Equity Incentive Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors and consultants of the Company. The 2022 Inducement Equity Incentive Plan provides for the grants of equity-based awards to individuals not previously employees or non-employee directors of the Company.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$1,475	$1,568
General and administrative	2,139	2,377
Total stock-based compensation expense	$3,614	$3,945

Stock Options

On June 21, 2022, the Company filed with the SEC a Tender Offer Statement on Schedule TO defining the terms and conditions of a one-time voluntary stock option exchange of certain eligible options for its employees (the Option Exchange). On July 20, 2022, the completion date of the Option Exchange, stock options covering an aggregate of 4,406,732 shares of common stock were tendered by eligible employees, and the Company granted new options at an exercise price of $4.36, the Company’s closing stock price on July 20, 2022, covering an aggregate of 4,406,732 shares of common stock under the 2020 Equity Incentive Plan in exchange for the tendered options. As a result of the Option Exchange, the Company will recognize incremental stock-based compensation expense of $3.7 million over the requisite service period of the new stock options, which is three or four years. The Company will recognize the sum of the incremental stock-based compensation expense and the remaining unrecognized compensation expense for the original awards on the modification date, over the requisite service period of the new stock options.

The following table summarizes the stock option activity for the three months ended March 31, 2023:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	6,690,492	$4.27
Granted	1,796,570	$6.00
Exercised	(16)	$1.60
Forfeited and cancelled	(12,647)	$5.37
Outstanding at March 31, 2023	8,474,399	$4.64	8.7	$12,929
Exercisable at March 31, 2023	1,755,709	$3.92	5.7	$5,938

The fair value of stock option awards to employees, executives, directors, and other service providers was estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.45%	1.47% - 1.70%
Expected volatility	87.68%	82.98% - 83.59%
Expected term (in years)	6.08	6.08
Expected dividend yield	0%	0%

The Company recognized stock-based compensation expense related to the vesting of stock options of $3.1 million and $3.7 million during the three months ended March 31, 2023 and 2022, respectively. Total unrecognized compensation expense related to outstanding unvested stock-option awards as of March 31, 2023, was $38.3 million, which is expected to be recognized over a weighted-average remaining service period of 3.1 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2023:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2022	191,925	$7.83
Granted	297,323	$6.00
Vested	(1,662)	$7.97
Forfeited	(1,644)	$6.37
Outstanding at March 31, 2023	485,942	$6.72

The Company recognized stock-based compensation expense related to the vesting of restricted stock units of $0.3 million and $0.1 million during the three months ended March 31, 2023 and 2022, respectively. Total unrecognized compensation expense related to restricted stock units as of March 31, 2023, was $2.9 million, which is expected to be recognized over a weighted-average remaining service period of 2.4 years.

Employee Stock Purchase Plan

The company recognized stock-based compensation expense related to the Employee Stock Purchase Plan (ESPP) of $0.2 million and $0.1 million during the three months ended March 31, 2023 and 2022, respectively.

Net Loss per Share

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	8,474,399	6,424,324
Non-vested restricted stock units	485,942	217,730
Total	8,960,341	6,642,054

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and our audited financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on March 16, 2023. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward-Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk factors” included elsewhere in this report.

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

We have incurred significant losses since the commencement of our operations. Our net loss for the three months ended March 31, 2023 was $23.9 million and we had an accumulated deficit of $358.2 million as of March 31, 2023. Our losses and accumulated deficit have resulted primarily from costs incurred in connection with research and development activities including in-licensing and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we anticipate these losses will increase significantly as we continue our development of ORIC-533, ORIC-114, ORIC-944 and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

We are subject to risks and uncertainties as a result of the COVID-19 pandemic and increasing financial market volatility and uncertainty. The extent to which the COVID-19 pandemic and increasing financial market volatility and uncertainty will impact the conduct of our clinical trials, related business activities and expenses will depend on future developments that are highly uncertain and cannot be predicted at this time.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	$19,516	$16,828	$2,688
General and administrative	6,162	6,430	(268)
Total operating expenses	25,678	23,258	2,420
Loss from operations	(25,678)	(23,258)	(2,420)

Total other income	1,733	99	1,634

Net loss	$(23,945)	$(23,159)	$(786)

Research and Development Expenses

Research and development expenses were $19.5 million for the three months ended March 31, 2023, compared to $16.8 million for the same period in 2022, an increase of $2.7 million. The increase was driven by a net increase in external expenses of $2.3 million and higher personnel costs of $0.4 million. The net increase in external expenses was related to the advancement of ORIC-114, ORIC-944 and preclinical and other unallocated costs, offset by a decrease in ORIC-101 costs due to the discontinuation of the program in the first quarter of 2022 and lower ORIC-533 manufacturing expenses.

The following table summarizes our external and internal costs for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
External costs:
ORIC-533	$1,761	$2,206	$(445)
ORIC-114	1,569	444	1,125
ORIC-944	2,994	1,441	1,553
ORIC-101 (discontinued)	1,197	2,417	(1,220)
Preclinical and other unallocated costs	6,270	4,959	1,311
Total external costs	13,791	11,467	2,324
Internal costs	5,725	5,361	364
Total research and development expenses	$19,516	$16,828	$2,688

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.

General and Administrative Expenses

General and administrative expenses were $6.2 million for the three months ended March 31, 2023, relatively consistent with $6.4 million for the same period in 2022.

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

Cash Flows

The following table summarizes the sources and uses of our cash (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(20,628)	$(22,718)
Net cash provided by (used in) investing activities	12,778	(90,660)
Net cash provided by financing activities	—	16
Net decrease in cash, cash equivalents and restricted cash	$(7,850)	$(113,362)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2023, of $20.6 million was attributable to our net loss of $23.9 million, offset by a $0.3 million net increase from working capital and non-cash expenses of $3.0 million, which were primarily driven by stock-based compensation.

Net cash used in operating activities during the three months ended March 31, 2022, of $22.7 million was attributable to our net loss of $23.2 million and a $3.8 million net decrease in working capital primarily related to a decrease in accrued compensation, offset by non-cash expenses of $4.2 million, which were primarily driven by stock-based compensation.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2023, of $12.8 million was primarily attributable to maturities of investments, net of purchases.

Net cash used in investing activities during the three months ended March 31, 2022, of $90.7 million was primarily attributable to purchases of investments, net of maturities.

Financing Activities

There was no cash provided by or used in financing activities during the three months ended March 31, 2023.

Net cash provided by financing activities during the three months ended March 31, 2022, was less than $0.1 million and consisted of net proceeds received from stock option exercises.

Critical Accounting Policies and Significant Judgements and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, expenses, and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) December 31, 2025.

We are also a smaller reporting company as defined in the Securities Exchange Act of 1934, as amended (Exchange Act). We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing the income we receive without significantly increasing risk. To achieve this objective, we may invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years, in accordance with an investment policy approved by our audit committee. Some of the financial instruments that we invest in could be subject to market risk, meaning that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include a variety of securities, including money market funds, government debt securities, certificates of deposit and commercial paper, all with various maturity dates. As of March 31, 2023, we had cash equivalents and investments of $208.9 million, consisting of interest-bearing money market funds, certificates of deposit, securities issued by the U.S. Treasury and marketable debt instruments of government-sponsored enterprises. Due to the nature of our cash equivalents and investments, an immediate 100 basis point change in interest rates would not have a material effect on their fair market value.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2023, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
any potential incompliance with anti-bribery, anti-corruption, export, trade sanctions and import laws or regulations; and
•
any potential incompliance with California laws or Nasdaq rules governing diversity of our board of directors.

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
•
the SEC civil enforcement action against one of our officers;
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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private placements of our convertible preferred stock and the sale of our common stock in our initial public offering (IPO) in April 2020, our public offering in November 2020 and our registered direct offering in December 2022. Our net loss was $23.9 million for the three months ended March 31, 2023, and as of March 31, 2023, we had an accumulated deficit of $358.2 million. In the second quarter of 2021, the U.S. Food and Drug Administration (FDA) cleared an Investigational New Drug Application (IND) for ORIC-533 and, in the first quarter of 2023, a Clinical Trial Application (CTA) was cleared in Canada for ORIC-533. In the fourth quarter of 2021, we filed a CTA in South Korea for ORIC-114, which was cleared in the first quarter of 2022. We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021 and also filed and cleared an IND with the FDA for ORIC-114 in the third quarter of 2022. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of March 31, 2023, we had $208.9 million in cash, cash equivalents and investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into the first half of 2025. Our estimate as to how long we expect our existing cash, cash equivalents, and investments, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China, resulting in significant disruptions to Chinese manufacturing and travel. Since then, COVID-19 has spread to numerous other countries, including extensively within the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. As a result of measures imposed by the governments in affected regions, many commercial activities, businesses and schools were suspended as part of quarantines and other measures intended to contain this pandemic. Due to the COVID-19 pandemic, including the spread of variants, we may experience disruptions that could severely impact our business and clinical trials, including:

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

Our primary operations are located in South San Francisco and San Diego. As a result of county and California stay-at-home orders having been lifted, the portion of our employees that were telecommuting have returned to our physical locations at both sites on a full-time or hybrid work schedule. As a result, our employees may be exposed to COVID-19 (including variants), and we may face claims by such employees or regulatory authorities that we have not provided adequate protection to our employees with respect to the spread of COVID-19 at our physical locations, which may affect our business, results of operations and reputation.

Additionally, certain third parties with whom we engage or conduct business, including our collaborators, contract organizations, third party manufacturers, suppliers, clinical trial sites, regulators and others are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience slowdowns, shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of the COVID-19 pandemic, there could be delays in the manufacturing supply chain, which could delay or otherwise impact procurement of materials for certain of our ongoing or planned studies of ORIC-533, ORIC-114 or ORIC-944. Specifically, we have recently experienced increased difficulty shipping materials to and from China, which has delayed the receipt and delivery of such materials and resulted in increased shipping costs. Additionally, certain preclinical studies for our discovery research programs are conducted by CROs or academic institutions, some of which temporarily stopped or delayed operations during the COVID-19 pandemic. Disruptions of this nature could negatively impact the timelines of our preclinical programs. In the event of a resurgence of, or seasonal spikes in, COVID-19 infections, it is likely that the disproportionate impact of COVID-19 on hospitals and clinical sites will have an impact on recruitment and retention for our clinical trials. For instance, we are aware of certain clinical trial sites that have temporarily stopped or delayed enrolling new patients during the COVID-19 pandemic. In addition, certain of our clinical trial sites have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in our clinical trials due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic. We and our CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA on March 18, 2020 and generally, and may need to make further adjustments in the future, including adjustments based on recently issued FDA guidance on manufacturing, supply chain, and pharmaceutical product inspections; resuming normal pharmaceutical manufacturing operations; and updates on conducting clinical trials during the COVID-19 public health emergency. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While we are currently continuing our clinical trials and seeking to add new clinical trial sites, we may not be successful in adding trial sites, may experience delays in patient enrollment or in the progression of our clinical trials, may need to suspend our clinical trials, and may encounter other negative impacts to our trials, due to the effects of the COVID-19 pandemic. In April 2023, President Biden signed legislation that will end the COVID-19 national emergency on May 11, 2023. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations are unclear.

The global outbreak of COVID-19 continues to evolve. While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results.

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

We are exploring predictive biomarkers to determine patient selection for our clinical trials and to evaluate whether a companion diagnostic test will be required for any of our product candidates. In general, the FDA expects to review and approve simultaneously NDA and pre-market approval submissions for a therapeutic and its companion diagnostic, respectively, so any delay in diagnostic approval could delay drug approval. On April 13, 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. We will continue to evaluate the impact of this guidance on our companion diagnostic development and strategy. This guidance and future issuances from the FDA and other regulatory authorities may impact our development of a companion diagnostic for our product candidates and result in delays in regulatory approval. We may be required to conduct additional studies to support a broader claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon any of our companion diagnostic development plans or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and our business operations.

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

For ORIC-114, we are aware of two companies with an FDA-approved product for patients with EGFR exon 20 insertion mutations, including Takeda and The Janssen Pharmaceutical Companies of Johnson & Johnson. We are also aware of several companies developing inhibitors against EGFR or HER2 exon 20 insertion mutations that are currently in clinical trials, including Jiangsu Hengrui Medicine Co., Daiichi Sankyo, Dizal Pharmaceuticals, Cullinan Oncology in collaboration with Taiho Pharmaceutical, Bayer, ArriVent BioPharma in collaboration with Allist Pharmaceuticals, Boehringer Ingelheim, Junshi Biosciences, Blueprint Medicines, Nalo Therapeutics, Avistone Biotechnology and Enliven Therapeutics. Additionally, Seattle Genetics has an FDA-approved product for the treatment of patients with HER2-positive breast cancer, including patients with brain metastases. We are also aware that Dizal Pharmaceuticals and Zion Pharma are developing brain penetrant inhibitors currently in clinical trials for patients with HER2-positive breast cancer.

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

Outside the United States, the commercialization of therapeutics is generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the European Union (EU), medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

Brexit and uncertainty in the regulatory framework as well as future legislation in the United Kingdom (UK), EU and other jurisdictions can lead to disruption in the execution of international multi-center clinical trials, the monitoring of adverse events through pharmacovigilance programs, the evaluation of the benefit-risk profiles of new medicinal products, and determination of marketing authorization across different jurisdictions. Uncertainty in the regulatory framework could also result in disruption to the supply and distribution as well as the import/export both of active pharmaceutical ingredients and finished product. Such a disruption could create supply difficulties for ongoing clinical trials. The cumulative effects of the disruption to the regulatory framework, uncertainty in future regulation, and changes to existing regulations may increase our development lead time to marketing authorization and commercialization of products in the EU and/or the UK and increase our costs. We cannot predict the impact of such changes and future regulation on our business or the results of our operations.

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

Additionally, the collection and use of health data in the EU is governed by the General Data Protection Regulation (GDPR), which extends the geographical scope of EU data protection law to non-EU entities under certain conditions and imposes substantial obligations upon companies and new rights for individuals. Failure to comply with the GDPR and the applicable national data protection laws of EU Member States may result in fines up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties and liabilities. The GDPR has increased our responsibility and liability in relation to personal data that we may process, and we may be required to put in place additional mechanisms in an effort to comply with the GDPR or other laws and regulations relating to privacy, data protection and cybersecurity. This may be onerous and if our efforts to comply with GDPR or other applicable laws and regulations are not successful, it could adversely affect our business. Further, the European Court of Justice (ECJ) in 2020 invalidated the EU-U.S. Privacy Shield, which had enabled the transfer of personal data from the EU to the U.S. for companies that had self-certified to the Privacy Shield. To the extent that we were to rely on Privacy Shield, we will not be able to do so in the future, and the ECJ’s decision resulted in additional requirements for companies making use of standard contractual clauses issued by the European Commission (SCCs), including requirements to make use of updated SCCs. The UK also has issued updated standard contractual clauses that also are required to be implemented. The ECJ’s decision and other events with respect to cross-border data transfer may impose additional obligations with respect to the transfer of personal data from the European Economic Area, the UK and Switzerland to the U.S. and may require us to modify our policies and practices and engage in additional contractual negotiations, each of which could increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from those regions to the U.S.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, as well as market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations may include the following:

•
the federal Anti-Kickback Statute (AKS) prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
•
the federal false claims laws, including the civil False Claims Act (FCA), which can be enforced by private citizens through civil whistleblower or qui tam actions, and civil monetary penalties laws, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
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

As of March 31, 2023, we had 88 full-time employees, including 64 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our NOLs generated in tax years beginning prior to January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and therefore could expire unused. Our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. As of December 31, 2022, we had available NOL carryforwards of $215.2 million, of which $173.6 million do not expire. We also had available California NOL carryforwards of approximately $268.5 million as of December 31, 2022, which begin to expire in 2034 and are subject to limitation on use. In addition, as of December 31, 2022, we had federal and California research and development credit carryforwards totaling $8.7 million and $5.0 million, respectively. The federal credits begin to expire in 2034 unless previously utilized, while the state credits do not expire.

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

Although as of March 31, 2023, we owned seven and licensed five issued patents in the United States pertaining to our three product candidates, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued or licensed patents will not be found invalid or unenforceable if challenged.

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

No earlier than June 1, 2023, European patent applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court (UPC). The option of a Unitary Patent will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC.

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

Although as of March 31, 2023, we owned seven and licensed five issued patents in the United States pertaining to our three product candidates and pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. As of March 31, 2023, we had two pending United States trademark applications. Our trademark applications may not result in any trademark registrations being issued, and our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

As of March 31, 2023, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned approximately 55% of our outstanding common stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) December 31, 2025.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase our operating expenses. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage, particularly in light of recent cost increases related to coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, as a public company we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we may be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaging in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws.	8-K	001-39269	3.1	3/24/23
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
101.INS	INLINE XBRL Instance Document				Furnished herewith
101.SCH	INLINE XBRL Taxonomy Extension Schema Document				Furnished herewith
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document				Furnished herewith
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document				Furnished herewith
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document				Furnished herewith
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document				Furnished herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Furnished herewith

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

ORIC Pharmaceuticals, Inc.

Date: May 8, 2023	By:	/s/ Jacob M. Chacko
Jacob M. Chacko, M.D.
President and Chief Executive Officer

Date: May 8, 2023	By:	/s/ Dominic Piscitelli
Dominic Piscitelli
Chief Financial Officer