Form 10-Q
period 2023-06-30
Oric Pharmaceuticals, Inc.
filed 2023-08-10
CIK 1796280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, the registrant had 54,532,614 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the timing, progress and results of preclinical studies and clinical trials for ORIC-114, ORIC-533, ORIC-944 and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
•
the timing, scope and likelihood of regulatory filings and approvals, including timing of Investigational New Drug, or IND, or Clinical Trial Application, or CTA, applications and final Food and Drug Administration, or FDA, approval of ORIC-114, ORIC-533, ORIC-944 and any other future product candidates;
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
•
our expectations regarding the impact of a global pandemic or other public health emergencies on our business;
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
•
our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering ORIC-114, ORIC-533, ORIC-944 and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
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

•
the pricing and reimbursement of ORIC-114, ORIC-533, ORIC-944 and other product candidates we may develop, if approved;
•
the rate and degree of market acceptance and clinical utility of ORIC-114, ORIC-533, ORIC-944 and other product candidates we may develop;
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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ORIC PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,683	$66,840
Short-term investments	160,476	139,432
Prepaid expenses and other current assets	4,199	4,185
Total current assets	268,358	210,457

Long-term investments	9,575	21,951
Property and equipment, net	3,250	3,253
Other assets	10,633	11,517
Total assets	$291,816	$247,178

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$3,191	$1,320
Accrued liabilities	11,343	14,068
Total current liabilities	14,534	15,388

Other long-term liabilities	8,483	9,439
Total liabilities	23,017	24,827

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 54,532,171 and 45,089,537 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	6	5
Additional paid-in capital	650,479	557,867
Accumulated deficit	(381,119)	(334,230)
Accumulated other comprehensive loss	(567)	(1,291)
Total stockholders' equity	268,799	222,351
Total liabilities and stockholders' equity	$291,816	$247,178

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$18,787	$13,834	$38,303	$30,662
General and administrative	6,205	6,862	12,367	13,292
Total operating expenses	24,992	20,696	50,670	43,954
Loss from operations	(24,992)	(20,696)	(50,670)	(43,954)

Other income, net	2,048	409	3,781	508
Net loss	$(22,944)	$(20,287)	$(46,889)	$(43,446)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(68)	(429)	724	(1,128)
Comprehensive loss	$(23,012)	$(20,716)	$(46,165)	$(44,574)
Net loss per share, basic and diluted	$(0.50)	$(0.51)	$(1.03)	$(1.10)
Weighted-average shares outstanding, basic and diluted	45,654,208	39,481,628	45,373,745	39,456,812

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance at December 31, 2022	45,089,537	$5	$557,867	$(334,230)	$(1,291)	$222,351
Exercise of common stock options	16	—	—	—	—	—
Issuance of common stock upon vesting of RSUs	1,662	—	—	—	—	—
Stock-based compensation expense	—	—	3,614	—	—	3,614
Unrealized gain on investments	—	—	—	—	792	792
Net loss	—	—	—	(23,945)	—	(23,945)
Balance at March 31, 2023	45,091,215	$5	$561,481	$(358,175)	$(499)	$202,812
Issuance of common stock and pre-funded warrants, net	9,285,710	1	84,773	—	—	84,774
Issuance of common stock upon vesting of RSUs	9,308	—	—	—	—	—
Issuance of common stock from ESPP	145,938	—	400	—	—	400
Stock-based compensation expense	—	—	3,825	—	—	3,825
Unrealized loss on investments	—	—	—	—	(68)	(68)
Net loss	—	—	—	(22,944)	—	(22,944)
Balance at June 30, 2023	54,532,171	$6	$650,479	$(381,119)	$(567)	$268,799

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance at December 31, 2021	39,430,120	$4	$518,183	$(245,108)	$(103)	$272,976
Exercise of common stock options	8,482	—	16	—	—	16
Stock-based compensation expense	—	—	3,945	—	—	3,945
Unrealized loss on investments	—	—	—	—	(699)	(699)
Net loss	—	—	—	(23,159)	—	(23,159)
Balance at March 31, 2022	39,438,602	$4	$522,144	$(268,267)	$(802)	$253,079
Exercise of common stock options	38,407	—	61	—	—	61
Issuance of common stock from ESPP	98,445	—	354	—	—	354
Stock-based compensation expense	—	—	4,092	—	—	4,092
Unrealized loss on investments	—	—	—	—	(429)	(429)
Net loss	—	—	—	(20,287)	—	(20,287)
Balance at June 30, 2022	39,575,454	$4	$526,651	$(288,554)	$(1,231)	$236,870

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(46,889)	$(43,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	512	498
Stock-based compensation expense	7,439	8,037
Loss on fixed asset disposals	9	—
Accretion of discount on investments, net	(2,124)	(52)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	892	(2,112)
Accounts payable and accrued other liabilities	(1,612)	(3,419)
Net cash used in operating activities	(41,773)	(40,494)

Cash flows from investing activities:
Acquisitions of property and equipment	(715)	(1,390)
Purchases of investments	(99,285)	(145,473)
Maturities of investments	93,465	10,000
Net cash used in investing activities	(6,535)	(136,863)

Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net	84,774	—
Proceeds from issuance of common stock under ESPP	400	354
Proceeds from stock option exercises	—	77
Net cash provided by financing activities	85,174	431

Net increase (decrease) in cash, cash equivalents and restricted cash	36,866	(176,926)

Cash, cash equivalents and restricted cash at beginning of period	67,308	226,474
Cash, cash equivalents and restricted cash at end of period	$104,174	$49,548

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the balance sheets to the amounts shown in the statements of cash flows above, in thousands:

	June 30,
	2023	2022
Cash and cash equivalents	$103,683	$49,080
Restricted cash included in other assets	491	468
Total cash, cash equivalents and restricted cash	$104,174	$49,548

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

As of June 30, 2023, the Company had an accumulated deficit of $381.1 million. Through June 30, 2023, all of the Company’s financial support has been provided by proceeds from the issuance of common stock, pre-funded warrants and convertible preferred stock.

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

Private Placement

On June 24, 2023, the Company entered into a securities purchase agreement with a select group of institutional and accredited healthcare specialist investors for the private placement of 9,285,710 shares of common stock at a price of $7.00 per share and pre-funded warrants to purchase 2,857,142 shares of common stock at a purchase price of $6.9999 per pre-funded warrant, resulting in gross proceeds of $85.0 million. The pre-funded warrants have an exercise price of $0.0001 per share of common stock, were immediately exercisable and will remain exercisable until exercised in full. The purchase price per share represents a premium to the market price at the time of sale. After deducting expenses related to the private placement of $0.2 million, the net proceeds to the Company from the private placement were $84.8 million. The private placement closed on June 27, 2023.

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

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Lab equipment	$6,810	$6,249
Leasehold improvements	1,967	1,978
Computer hardware and software	269	311
Furniture and fixtures	508	508
Total property and equipment, gross	9,554	9,046
Less accumulated depreciation	(6,304)	(5,793)
Total property and equipment, net	$3,250	$3,253

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued clinical and manufacturing costs	$4,516	$5,396
Accrued compensation	3,314	5,318
Operating lease liabilities - short-term	2,704	2,659
Other accruals	809	695
Total accrued liabilities	$11,343	$14,068

6. Investments

The Company's available-for-sale investments consisted of the following (in thousands):

June 30, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term
U.S. treasury securities	$157,056	$2	$(515)	$156,543
U.S. agency bonds	2,500	—	(21)	2,479
Certificates of deposit	1,470	—	(16)	1,454
Short-term investments	$161,026	$2	$(552)	$160,476

Long-term
U.S. treasury securities	$9,592	$—	$(17)	$9,575
Long-term investments	$9,592	$—	$(17)	$9,575

December 31, 2022
Short-term
U.S. treasury securities	$135,878	$—	$(1,094)	$134,784
U.S. agency bonds	2,500	—	(11)	2,489
Certificates of deposit	2,191	—	(32)	2,159
Short-term investments	$140,569	$—	$(1,137)	$139,432

Long-term
U.S. treasury securities	$19,360	$—	$(126)	$19,234
U.S. agency bonds	2,500	—	(24)	2,476
Certificates of deposit	245	—	(4)	241
Long-term investments	$22,105	$—	$(154)	$21,951

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of June 30, 2023 and December 31, 2022. Credit loss is limited due to the nature of the investments.

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

Following are the major categories of assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
June 30, 2023
Money market funds (1)	$103,683	$103,683	$—	$—	$103,683
U.S. treasury securities	166,118	166,118	—	—	166,118
U.S. agency bonds	2,479	—	2,479	—	2,479
Certificates of deposit	1,454	1,454	—	—	1,454
Total	$273,734	$271,255	$2,479	$—	$273,734
December 31, 2022
Money market funds (1)	$66,840	$66,840	$—	$—	$66,840
U.S. treasury securities	154,018	154,018	—	—	154,018
U.S. agency bonds	4,965	—	4,965	—	4,965
Certificates of deposit	2,400	2,400	—	—	2,400
Total	$228,223	$223,258	$4,965	$—	$228,223

(1) Included in cash and cash equivalents in accompanying balance sheets.

No transfers between levels occurred during either of the reporting periods presented.

8. Stockholders’ Equity and Stock-Based Compensation

As of June 30, 2023, there were 2,326,015 shares available for future issuance under the 2020 Equity Incentive Plan and 292,141 shares available for future issuance under the 2022 Inducement Equity Incentive Plan. The 2020 Equity Incentive Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors and consultants of the Company. The 2022 Inducement Equity Incentive Plan provides for the grants of equity-based awards to individuals not previously employees or non-employee directors of the Company.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$1,577	$1,587	$3,052	$3,155
General and administrative	2,248	2,505	4,387	4,882
Total stock-based compensation expense	$3,825	$4,092	$7,439	$8,037

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

The following table summarizes the stock option activity for the six months ended June 30, 2023:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	6,690,492	$4.27
Granted	1,932,250	$6.00
Exercised	(16)	$1.60
Forfeited and cancelled	(21,869)	$5.21
Outstanding at June 30, 2023	8,600,857	$4.66	8.4	$29,499
Exercisable at June 30, 2023	1,909,275	$4.01	5.7	$9,664

The fair value of stock option awards to employees, executives, directors, and other service providers was estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	3.45% - 4.03%	1.47% - 3.34%
Expected volatility	86.33% - 87.68%	82.98% - 87.60%
Expected term (in years)	5.50 - 6.08	5.50 - 6.08
Expected dividend yield	0%	0%

The Company recognized stock-based compensation expense related to the vesting of stock options of $3.2 million and $3.8 million during the three months ended June 30, 2023 and 2022, respectively, and $6.3 million and $7.5 million during the six months ended June 30, 2023 and 2022, respectively. Total unrecognized compensation expense related to outstanding unvested stock-option awards as of June 30, 2023, was $35.6 million, which is expected to be recognized over a weighted-average remaining service period of 2.9 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2023:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2022	191,925	$7.83
Granted	302,863	$5.99
Vested	(10,970)	$4.65
Forfeited	(2,421)	$6.63
Outstanding at June 30, 2023	481,397	$6.75

The Company recognized stock-based compensation expense related to the vesting of restricted stock units of $0.3 million and $0.2 million during the three months ended June 30, 2023 and 2022, respectively, and $0.6 million and $0.3 million during the six months ended June 30, 2023 and 2022, respectively. Total unrecognized compensation expense related to restricted stock units as of June 30, 2023, was $2.6 million, which is expected to be recognized over a weighted-average remaining service period of 2.2 years.

Employee Stock Purchase Plan

The Company recognized stock-based compensation expense related to the Employee Stock Purchase Plan (ESPP) of $0.3 million and $0.1 million during the three months ended June 30, 2023 and 2022, respectively, and $0.5 million and $0.2 million during the six months ended June 30, 2023 and 2022, respectively.

Pre-funded Warrants

In June 2023, the Company completed a private placement, in which it sold 9,285,710 shares of common stock together with pre-funded warrants to purchase 2,857,142 shares of common stock with an exercise price of $0.0001 per share. Each pre-funded warrant was immediately exercisable and will remain exercisable until exercised in full. The Company performed an assessment upon issuance of the pre-funded warrants to determine proper classification in the financial statements based on the specific terms of the pre-funded warrants. The Company determined the pre-funded warrants met all the criteria for equity classification and recorded them in additional paid-in capital. All pre-funded warrants remained outstanding as of June 30, 2023.

Net Loss per Share

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase common stock	8,600,857	6,654,077	8,600,857	6,654,077
Non-vested restricted stock units	481,397	236,942	481,397	236,942
Total	9,082,254	6,891,019	9,082,254	6,891,019

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

Our clinical stage product candidates include:

•
ORIC-114, a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target epidermal growth factor receptor (EGFR) and human epidermal growth factor receptor 2 (HER2) with high potency towards exon 20 insertion mutations, for which we licensed development and commercialization rights from Voronoi Inc. (Voronoi) in October 2020 (Voronoi License Agreement). In the fourth quarter of 2021, we filed a CTA in South Korea for ORIC-114, which was cleared in the first quarter of 2022. We also filed and cleared an IND with the FDA for ORIC-114 in the third quarter of 2022. We are enrolling a Phase 1b trial of ORIC-114 as a single-agent, in patients with advanced solid tumors with EGFR and HER2 exon 20 alterations or HER2 amplifications and allows patients with CNS metastases that are either treated or untreated but asymptomatic. We expect to report initial Phase 1b data from this trial at the European Society for Medical Oncology (ESMO) Congress held in October 2023.
•
ORIC-533, an orally bioavailable small molecule inhibitor of CD73, a key node in the adenosine pathway believed to play a central role in resistance to chemotherapy- and immunotherapy-based treatment regimens. In the second quarter of 2021, the U.S. Food and Drug Administration (FDA) cleared the Investigational New Drug Application (IND) for ORIC-533, and in the first quarter of 2023, a Clinical Trial Application (CTA) was cleared in Canada for ORIC-533. We are enrolling a Phase 1b trial of ORIC-533 as a single-agent, in patients with relapsed/refractory multiple myeloma and expect to report initial data in the fourth quarter of 2023.
•
ORIC-944, an allosteric inhibitor of the polycomb repressive complex 2 (PRC2) via the embryonic ectoderm development (EED) subunit, for which we licensed development and commercialization rights from Mirati Therapeutics, Inc. (Mirati) in August 2020 (Mirati License Agreement). We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021. We are enrolling a Phase 1b trial of ORIC-944 as a single-agent, in patients with advanced prostate cancer and expect to report initial data in the first quarter of 2024.

Beyond these clinical stage product candidates, we are developing multiple discovery stage precision medicines targeting other hallmark cancer resistance mechanisms.

We have incurred significant losses since the commencement of our operations. Our net loss for the six months ended June 30, 2023 was $46.9 million and we had an accumulated deficit of $381.1 million as of June 30, 2023. Our losses and accumulated deficit have resulted primarily from costs incurred in connection with research and development activities including in-licensing and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we anticipate these losses will increase significantly as we continue our development of ORIC-114, ORIC-533, ORIC-944 and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

On June 24, 2023, we entered into a securities purchase agreement with a select group of institutional and accredited healthcare specialist investors for the private placement of 9,285,710 shares of common stock at a price of $7.00 per share and pre-funded warrants to purchase 2,857,142 shares of common stock at a purchase price of $6.9999 per pre-funded warrant, resulting in gross proceeds of $85.0 million. The pre-funded warrants have an exercise price of $0.0001 per share of common stock, were immediately exercisable and will remain exercisable until exercised in full. The purchase price per share represents a premium to the market price at the time of sale. After deducting offering expenses related to the private placement of $0.2 million, the net proceeds we received from the private placement were $84.8 million. The private placement closed on June 27, 2023.

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

Other Income, Net

Other income, net primarily consists of interest income generated from our interest-bearing money market accounts and investments.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Operating expenses:
Research and development	$18,787	$13,834	$4,953	$38,303	$30,662	$7,641
General and administrative	6,205	6,862	(657)	12,367	13,292	(925)
Total operating expenses	24,992	20,696	4,296	50,670	43,954	6,716
Loss from operations	(24,992)	(20,696)	(4,296)	(50,670)	(43,954)	(6,716)

Other income, net	2,048	409	1,639	3,781	508	3,273

Net loss	$(22,944)	$(20,287)	$(2,657)	$(46,889)	$(43,446)	$(3,443)

Research and Development Expenses

Research and development expenses were $18.8 million for the three months ended June 30, 2023, compared to $13.8 million for the same period in 2022, an increase of $5.0 million. The increase was driven by a net increase in external expenses of $4.4 million and higher personnel costs of $0.5 million. The net increase in external expenses was related to the advancement of ORIC-114, ORIC-944 and preclinical, other unallocated and discontinued costs, offset by lower ORIC-533 manufacturing expenses.

For the six months ended June 30, 2023, research and development expenses were $38.3 million compared to $30.7 million for the same period in 2022, an increase of $7.6 million. The increase was primarily driven by a net increase in external expenses of $6.8 million and higher personnel costs of $0.9 million. The net increase in external expenses was related to the advancement of ORIC-114, ORIC-944 and preclinical, other unallocated and discontinued costs, offset by lower ORIC-533 manufacturing expenses.

The following table summarizes our external and internal costs for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
External costs:
ORIC-114	$2,710	$754	$1,956	$4,279	$1,198	$3,081
ORIC-533	659	950	(291)	2,420	3,156	(736)
ORIC-944	3,570	1,279	2,291	6,564	2,719	3,845
Preclinical, other unallocated and discontinued costs	6,001	5,514	487	13,468	12,891	577
Total external costs	12,940	8,497	4,443	26,731	19,964	6,767
Internal costs	5,847	5,337	510	11,572	10,698	874
Total research and development expenses	$18,787	$13,834	$4,953	$38,303	$30,662	$7,641

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.

General and Administrative Expenses

General and administrative expenses were $6.2 million for the three months ended June 30, 2023, compared to $6.9 million for the same period in 2022, a decrease of $0.7 million. For the six months ended June 30, 2023, general and administrative expenses were $12.4 million compared to $13.3 million for the same period in 2022, a decrease of $0.9 million. The decreases are primarily due to a decrease in professional fees.

Liquidity and Capital Resources

Sources of Liquidity

On June 24, 2023, we entered into a securities purchase agreement with a select group of institutional and accredited healthcare specialist investors for the private placement of 9,285,710 shares of common stock at a price of $7.00 per share and pre-funded warrants to purchase 2,857,142 shares of common stock at a purchase price of $6.9999 per pre-funded warrant, resulting in gross proceeds of $85.0 million. The private placement closed on June 27, 2023.

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

We expect our current cash, cash equivalents and investments will be sufficient to fund our current operating plan into late 2025. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts.

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

Cash Flows

The following table summarizes the sources and uses of our cash (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(41,773)	$(40,494)
Net cash used in investing activities	(6,535)	(136,863)
Net cash provided by financing activities	85,174	431
Net increase (decrease) in cash, cash equivalents and restricted cash	$36,866	$(176,926)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2023, of $41.8 million was attributable to our net loss of $46.9 million and a $0.7 million net decrease in working capital related to timing of payments, offset by non-cash expenses of $5.8 million, which were primarily driven by stock-based compensation.

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

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2023, of $6.5 million was primarily attributable to purchases of investments, net of maturities.

Net cash used in investing activities during the six months ended June 30, 2022, of $136.9 million was primarily attributable to purchases of investments, net of maturities.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2023, of $85.2 million consisted of net proceeds received from our private placement in June 2023 of $84.8 million and proceeds received from common stock issued under the Employee Stock Purchase Plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing the income we receive without significantly increasing risk. To achieve this objective, we may invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years, in accordance with an investment policy approved by our audit committee. Some of the financial instruments that we invest in could be subject to market risk, meaning that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include a variety of securities, including money market funds, government debt securities, certificates of deposit and commercial paper, all with various maturity dates. As of June 30, 2023, we had cash equivalents and investments of $273.7 million, consisting of interest-bearing money market funds, certificates of deposit, securities issued by the U.S. Treasury and marketable debt instruments of government-sponsored enterprises. Due to the nature of our cash equivalents and investments, an immediate 100 basis point change in interest rates would not have a material effect on their fair market value.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2023, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
the impact of global pandemics or other public health emergencies on our operations;
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
•
complexities related to contracting with foreign third parties or international marketing of our product candidates;
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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2014, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have initiated clinical trials for a limited number of our product candidates. To date, we have devoted substantially all of our resources to research and development activities, including with respect to the preclinical and clinical development of ORIC-114, ORIC-533, ORIC-944 and our other product candidates, in-licensing of external programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through public offerings and private placements of our common stock, convertible preferred stock and other derivative securities. Our net loss was $46.9 million for the six months ended June 30, 2023, and as of June 30, 2023, we had an accumulated deficit of $381.1 million. In the second quarter of 2021, the U.S. Food and Drug Administration (FDA) cleared an Investigational New Drug Application (IND) for ORIC-533 and, in the first quarter of 2023, a Clinical Trial Application (CTA) was cleared in Canada for ORIC-533. In the fourth quarter of 2021, we filed a CTA in South Korea for ORIC-114, which was cleared in the first quarter of 2022. We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021 and also filed and cleared an IND with the FDA for ORIC-114 in the third quarter of 2022. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Our business depends entirely on the successful discovery, development and commercialization of product candidates. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any current or future collaborator’s ability, to achieve several objectives, including:

•
successful and timely completion of preclinical and clinical development of ORIC-114, ORIC-533, ORIC-944 and our other future product candidates;
•
establishing and maintaining relationships with contract research organizations (CROs) and clinical sites for the clinical development of ORIC-114, ORIC-533, ORIC-944 and our other future product candidates;
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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for ORIC-114, ORIC-533 and ORIC-944 and advance our other programs. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency (EMA) or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We are not permitted to market or promote our product candidates before we receive marketing approval from the FDA. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of June 30, 2023, we had $273.7 million in cash, cash equivalents and investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into late 2025. Our estimate as to how long we expect our existing cash, cash equivalents, and investments, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Risks related to the discovery, development and commercialization of our product candidates

We are substantially dependent on the success of our product candidates, ORIC-114, ORIC-533 and ORIC-944. If we are unable to complete development of, obtain approval for and commercialize our product candidates for one or more indications in a timely manner, our business will be harmed.

We allocate the majority of our efforts and financial resources to the development of ORIC-114, ORIC-533 and ORIC-944. Our future success is dependent on our ability to timely and successfully complete clinical trials, obtain marketing approval for and successfully commercialize ORIC-114, ORIC-533 and ORIC-944.

ORIC-114 is a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target EGFR and HER2 with high potency against exon 20 mutations. In the fourth quarter of 2021, we filed a CTA for ORIC-114 in South Korea, which was cleared in the first quarter of 2022. We also filed and cleared an IND with the FDA for ORIC-114 in the third quarter of 2022. We are enrolling a Phase 1b trial of ORIC-114 as a single-agent, in patients with advanced solid tumors with EGFR and HER2 exon 20 alterations or HER2 amplifications and allows patients with CNS metastases that are either treated or untreated but asymptomatic. ORIC-533 is an orally bioavailable small molecule inhibitor of CD73 that has demonstrated more potent adenosine inhibition in vitro compared to an antibody-based approach and other small molecule CD73 inhibitors. In the second quarter of 2021, the FDA cleared the IND for ORIC-533 and, in the first quarter of 2023, a CTA was cleared in Canada for ORIC-533. We are enrolling a Phase 1b trial of ORIC-533 as a single-agent, in patients with relapsed/refractory multiple myeloma. ORIC-944 is a potent and selective allosteric inhibitor of PRC2 via the EED subunit and is efficacious in androgen-insensitive and enzalutamide-resistant prostate cancer models in preclinical studies. We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021, and we are enrolling a Phase 1b trial of ORIC-944 as a single-agent, in patients with advanced prostate cancer. These product candidates will require additional clinical development, expansion of manufacturing capabilities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote ORIC-114, ORIC-533, ORIC-944, or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of our product candidates will depend on several factors, including the following:

•
the successful and timely completion of our ongoing clinical trials of our product candidates;
•
addressing any delays in our clinical trials and additional costs incurred as a result of a global pandemic or other public health emergencies, including those resulting from preclinical study delays and adjustment to our clinical trials;
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

In addition to ORIC-114, ORIC-533 and ORIC-944, our prospects depend in part upon discovering, developing and commercializing additional product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates. All of our current programs other than ORIC-114, ORIC-533 and ORIC-944, are in research or preclinical development. A product candidate can unexpectedly fail at any stage of preclinical and/or clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

The success of other product candidates we may develop will depend on many factors, including the following:

•
generating sufficient data to support the initiation or continuation of clinical trials;
•
addressing any delays in our research programs resulting from factors related to a global pandemic or other public health emergencies;

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. For instance, we do not know whether ORIC-114, ORIC-533, ORIC-944 will perform in current or future preclinical studies or future clinical trials as they have in prior preclinical studies. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates, or prevent regulatory approval.

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

Enrollment of patients in our clinical trials and maintaining patients in our ongoing clinical trials may be delayed or limited if our clinical trial sites limit their onsite staff or temporarily close as a result of a global pandemic or other public health emergencies. For instance, certain of our clinical trial sites in 2020 temporarily stopped or delayed enrolling new patients in response to the COVID-19 pandemic. In addition, patients may not be able to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. These factors could delay the anticipated readouts from our clinical trials and our regulatory submissions.

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

Our operations and financial results could be adversely impacted by global pandemics or other public health emergencies in the United States and the rest of the world.

We may experience disruptions that could severely impact our business and clinical trials due to global pandemics or other public health emergencies, including:

•
interruption of key research and discovery or other activities related to any impact of disease contraction by or transmission among our employees, including those that are essential workers and work within our laboratory;
•
delays or difficulties in enrolling patients in our clinical trials, or those conducted by third parties, and further incurrence of additional costs as a result of preclinical study and clinical trial delays and adjustments;
•
challenges related to ongoing and increased operational expenses related to a global pandemic or other public health emergency;
•
delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•
delays in the manufacturing supply chain, which could delay or otherwise impact procurement of materials for certain of our ongoing or planned clinical studies;
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
•
changes in regulations as part of a response to a global pandemic or other public health emergency which may require us to change the ways in which our clinical trials are conducted, or to discontinue the clinical trials altogether, or which may result in unexpected costs;
•
delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel; and
•
refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

We will continue to assess the impact that any public health emergencies may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from such public health emergencies or their consequences, including disruption to our business and downturns in business sentiment generally or in our industry.

To the extent a global pandemic or other public health emergency adversely affects our business, financial condition and operating results, it may also have the effect of heightening many of the risks described in this “Risk factors” section.

If we are unable to successfully develop any required companion diagnostic tests for our product candidates, experience significant delays in doing so, or rely on third parties in the development of such companion diagnostic tests, we may not realize the full commercial potential of our product candidates.

We are exploring predictive biomarkers to determine patient selection for our clinical trials and to evaluate whether a companion diagnostic test will be required for any of our product candidates. In general, the FDA expects to review and approve simultaneously NDA and pre-market approval submissions for a therapeutic and its companion diagnostic, respectively, so any delay in diagnostic approval could delay drug approval. On April 13, 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. In June 2023, the FDA announced a new voluntary pilot program through which drug manufacturers can provide to the FDA the diagnostic test performance information used to enroll patients into clinical trials for drug approval. Based on assessment of the performance information, the FDA will publish the minimum performance characteristics recommended for similar tests that may be used to select patients for treatment with the approved drug to help laboratories identify specific biomarkers for their development of laboratory-developed tests, or LDTs, and to ensure more consistent performance of these tests for drug selection and improved cancer patient care. We will continue to evaluate the impact of these guidance documents on our companion diagnostic development and strategy. These guidance documents and future issuances from the FDA and other regulatory authorities, including changes in the FDA’s regulation of diagnostic tests and LTDs, may impact our development of a companion diagnostic for our product candidates and result in delays in regulatory approval. We may be required to conduct additional studies to support a broader claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon any of our companion diagnostic development plans or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and our business operations.

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

We have limited resources and are focusing our efforts on developing ORIC-114, ORIC-533 and ORIC-944, and advancing our preclinical programs. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

We focus our resources and efforts on developing ORIC-114, ORIC-533 and ORIC-944, and advancing our preclinical programs. As a result, because we have limited resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development activities for ORIC-114, ORIC-533, ORIC-944 and other preclinical programs, may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target markets for ORIC-114, ORIC-533, ORIC-944 or any of our other programs, we may relinquish valuable rights to that product candidate or program through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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

Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources, and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in our field before we do. In addition, we may face increasing competition from companies utilizing artificial intelligence, or AI, and other computational approaches for drug discovery or other processes. Some of these competitors are involved in drug discovery themselves and/or with partners, and others develop software or other tools utilizing AI which can be used, directly or indirectly, in drug discovery. To the extent these or other AI uses prove to be successful, or more successful than our approaches, the development of our product candidates could be adversely affected, reduce the demand for us as a collaborator in drug discovery or negatively impact our operations in other ways.

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

Information obtained from expanded access studies may not reliably predict the efficacy of our product candidates in our clinical trials and may lead to adverse events that could materially harm our business.

Expanded access studies that we may support are likely to be uncontrolled, carried out by individual investigators and not conducted in strict compliance with GCPs, all of which can lead to a treatment effect which may differ from that in our clinical trials. These studies provide only anecdotal evidence of efficacy for regulatory review. Patient data from these studies are not designed to be aggregated or reported as study results and may be highly variable.

Expanded access studies provide supportive safety information for regulatory review. Physicians conducting these studies may use our product candidates in a manner inconsistent with the protocol, including in children and in individuals with conditions beyond those being studied in our clinical trials. In addition, patients who receive access to unapproved drugs through expanded access studies have life-threatening illnesses and generally have exhausted all other available therapies. The risk for serious adverse events in this patient population is high and may be attributed to our product candidates. This could have a negative impact on the safety profile of our product candidates, which could cause significant delays or an inability to successfully commercialize our product candidates and could materially harm our business.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will stay in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022. The Consolidated Appropriations Act, 2023, extends the 2% Medicare sequester for the first six months of FY 2032 and revises the sequester percentage up to 2% for FY 2030 and 2031. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022 (IRA), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. Further, uncertainties created by the IRA, including its long-term impact on drug pricing, may negatively impact investments, company valuation, mergers, and acquisitions in the industry. Further, the Biden administration released an additional executive order in October 2022, directing the HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business, and expose us to greater liability.

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

Additionally, the collection and use of health data in the EU is governed by the General Data Protection Regulation (GDPR), which extends the geographical scope of EU data protection law to non-EU entities under certain conditions and imposes substantial obligations upon companies and new rights for individuals. Failure to comply with the GDPR and the applicable national data protection laws of EU Member States may result in fines up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties and liabilities. The GDPR has increased our responsibility and liability in relation to personal data that we may process, and we may be required to put in place additional mechanisms in an effort to comply with the GDPR or other laws and regulations relating to privacy, data protection and cybersecurity. This may be onerous and if our efforts to comply with GDPR or other applicable laws and regulations are not successful, it could adversely affect our business. Further, the European Court of Justice (ECJ) in 2020 invalidated the EU-U.S. Privacy Shield and imposed additional requirements for companies making use of standard contractual clauses issued by the European Commission (SCCs), including requirements to make use of updated SCCs. The UK also has issued updated standard contractual clauses that also are required to be implemented. The ECJ’s decision and other events with respect to cross-border data transfer may impose additional obligations with respect to the transfer of personal data from the European Economic Area, the UK and Switzerland to the U.S. and may require us to modify our policies and practices and engage in additional contractual negotiations, each of which could increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from those regions to the U.S.

Further, the UK has implemented legislation that implements and complements the GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. Aspects of data protection regulation in the UK, however, including with respect to cross-border data transfers, remain unclear in the medium to longer term following the exit of the UK from the EU. We may be required to incur significant costs and expenses in an effort to comply with distinct privacy and data protection requirements in the EU and UK. More generally, we may incur liabilities, expenses, costs, and other operational losses under the GDPR and the privacy and data protection laws of applicable EU Member States and the UK in connection with any measures we take to comply with them.

Finally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA (a) allows enforcement by the California Attorney General, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation and (b) authorizes private lawsuits to recover statutory damages for certain data breaches. While it exempts some data regulated by the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and certain clinical trials data, the CCPA may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in November 2020, and it became operative in most respects on January 1, 2023. The CPRA significantly modified the CCPA, which may require us to modify our practices and policies and may further increase our compliance costs and potential liability. Numerous other states’ legislatures are considering or have enacted similar laws that will require ongoing compliance efforts and investment, and which may increase our potential liability and adversely affect our business. For example, Connecticut, Virginia, and Colorado have enacted legislation similar to the CCPA and CPRA that has taken effect in 2023; Utah has enacted such legislation that will take effect on December 31, 2023; Florida, Montana, and Texas have enacted similar legislation that becomes effective in 2024; Tennessee and Iowa have enacted similar legislation that will take effect in 2025; and Indiana has enacted similar legislation that will become effective in 2026. Complying with emerging and changing legal and regulatory requirements relating to privacy, data protection and other matters may cause us to incur costs or require us to change our business practices, which could harm our business, financial condition, and results of operations and prospects.

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

As of June 30, 2023, we had 89 full-time employees, including 65 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained and otherwise processed on our information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage, disruption, or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our data or data that is processed or maintained on our behalf, or other assets. For example, we have received phishing attacks, and companies have experienced an increase in phishing and social engineering attacks from third parties in recent years, and the increase in remote working further increases security threats. The military conflict in Ukraine may also increase cybersecurity threats that we and our CROs and other contractors and consultants face. If any disruption or security breach or incident were to result in any loss, destruction, unavailability, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our applications, any data processed or maintained on our behalf, or other assets, or for it to be believed or reported that any of these occurred, we could incur liability, financial harm and reputational damage and the development and commercialization of our product candidates could be delayed. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns, disruptions, or breaches in systems or have prevented or will prevent other cyber incidents that cause loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our data or other data processed or maintained on our behalf or other assets that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our information technology systems or security breaches or incidents, suffered by us, or any of our third-party CROs, other contractors, or consultants, could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure or dissemination of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event or any other security breach or incident that leads to loss, damage, or unauthorized access to, or use, alteration, or disclosure or dissemination of, personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

Notifications and follow-up actions related to a security breach or incident could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. We expect to incur significant costs in an effort to detect and prevent security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. If any damage, disruption, or interruption of systems, or security breach or incident, were to result in any disruption of our operations or loss, destruction, unavailability, or alteration of, or damage or unauthorized access to, our data or other information that is processed or maintained on our behalf, or inappropriate disclosure or dissemination of any such information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (Code), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in the ownership. Our ability to utilize our NOLs and certain other tax attributes could be limited by an “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes before they expire, which could have a material adverse effect on our cash flows and results of operations.

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

A variety of risks associated with contracting with foreign third parties or marketing our product candidates internationally could materially adversely affect our business.

We may contract with foreign third parties or seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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

Although as of June 30, 2023, we owned seven and licensed five issued patents in the United States pertaining to our three product candidates, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued or licensed patents will not be found invalid or unenforceable if challenged.

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

As of June 1, 2023, European patent applications have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court (UPC). The option of a Unitary Patent will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC.

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

Although as of June 30, 2023, we owned seven and licensed five issued patents in the United States pertaining to our three product candidates and pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. As of June 30, 2023, we had two pending United States trademark applications. Our trademark applications may not result in any trademark registrations being issued, and our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

We contract with third parties for the production of our product candidates for preclinical studies and, in the case of ORIC-114, ORIC-533 and ORIC-944, our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

As of June 30, 2023, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned approximately 45% of our outstanding common stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On June 24, 2023, the Company entered into a securities purchase agreement with certain investors for the private placement of 9,285,710 shares of common stock at a price of $7.00 per share and pre-funded warrants to purchase 2,857,142 shares of common stock at a purchase price of $6.9999 per pre-funded warrant, resulting in gross proceeds of $85.0 million. The pre-funded warrants have an exercise price of $0.0001 per share of common stock, were immediately exercisable and will remain exercisable until exercised in full. The purchase price per share represents a premium to the market price at the time of sale. After deducting offering expenses related to the private placement of $0.2 million, the net proceeds to the Company from the private placement were $84.8 million. The private placement closed on June 27, 2023. The Company intends to use the net proceeds from the private placement to fund research and development of its clinical-stage product candidates and research programs and for working capital and general corporate purposes. The Company is relying on the exemptions from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering, and the Company filed a Form D with respect to the private placement on July 5, 2023.

Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.1	Form of Pre-Funded Warrant	8-K	001-39269	4.1	6/27/23
10.1	Securities Purchase Agreement, dated June 24, 2023	8-K	001-39269	10.1	6/27/23
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
101.INS	INLINE XBRL Instance Document				Furnished herewith
101.SCH	INLINE XBRL Taxonomy Extension Schema Document				Furnished herewith
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document				Furnished herewith
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document				Furnished herewith
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document				Furnished herewith
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document				Furnished herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Furnished herewith

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

ORIC Pharmaceuticals, Inc.

Date: August 10, 2023	By:	/s/ Jacob M. Chacko
Jacob M. Chacko, M.D.
President and Chief Executive Officer

Date: August 10, 2023	By:	/s/ Dominic Piscitelli
Dominic Piscitelli
Chief Financial Officer