Form 10-Q
period 2023-09-30
Oric Pharmaceuticals, Inc.
filed 2023-11-06
CIK 1796280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, the registrant had 54,551,290 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the timing, scope and likelihood of regulatory filings and approvals, including timing of Investigational New Drug (IND), or Clinical Trial Application (CTA), applications and final Food and Drug Administration, or FDA, approval of ORIC-114, ORIC-533, ORIC-944 and any other future product candidates;
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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ORIC PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,238	$66,840
Short-term investments	201,058	139,432
Prepaid expenses and other current assets	4,940	4,185
Total current assets	232,236	210,457

Long-term investments	28,867	21,951
Property and equipment, net	3,062	3,253
Other assets	10,170	11,517
Total assets	$274,335	$247,178

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$3,736	$1,320
Accrued liabilities	15,208	14,068
Total current liabilities	18,944	15,388

Other long-term liabilities	7,977	9,439
Total liabilities	26,921	24,827

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 54,540,715 and 45,089,537 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	6	5
Additional paid-in capital	654,374	557,867
Accumulated deficit	(406,597)	(334,230)
Accumulated other comprehensive loss	(369)	(1,291)
Total stockholders' equity	247,414	222,351
Total liabilities and stockholders' equity	$274,335	$247,178

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$22,388	$14,723	$60,691	$45,385
General and administrative	6,294	5,971	18,661	19,263
Acquired in-process research and development	—	5,000	—	5,000
Total operating expenses	28,682	25,694	79,352	69,648
Loss from operations	(28,682)	(25,694)	(79,352)	(69,648)

Other income, net	3,204	865	6,985	1,373
Net loss	$(25,478)	$(24,829)	$(72,367)	$(68,275)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	198	(516)	922	(1,644)
Comprehensive loss	$(25,280)	$(25,345)	$(71,445)	$(69,919)
Net loss per share, basic and diluted	$(0.44)	$(0.63)	$(1.46)	$(1.73)
Weighted-average shares outstanding, basic and diluted	57,402,226	39,575,660	49,424,418	39,496,864

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance at December 31, 2022	45,089,537	$5	$557,867	$(334,230)	$(1,291)	$222,351
Exercise of common stock options	16	—	—	—	—	—
Issuance of common stock upon vesting of RSUs	1,662	—	—	—	—	—
Stock-based compensation expense	—	—	3,614	—	—	3,614
Unrealized gain on investments	—	—	—	—	792	792
Net loss	—	—	—	(23,945)	—	(23,945)
Balance at March 31, 2023	45,091,215	$5	$561,481	$(358,175)	$(499)	$202,812
Issuance of common stock and pre-funded warrants, net	9,285,710	1	84,773	—	—	84,774
Issuance of common stock upon vesting of RSUs	9,308	—	—	—	—	—
Issuance of common stock from ESPP	145,938	—	400	—	—	400
Stock-based compensation expense	—	—	3,825	—	—	3,825
Unrealized loss on investments	—	—	—	—	(68)	(68)
Net loss	—	—	—	(22,944)	—	(22,944)
Balance at June 30, 2023	54,532,171	$6	$650,479	$(381,119)	$(567)	$268,799
Exercise of common stock options	7,169	—	31	—	—	31
Issuance of common stock upon vesting of RSUs	1,375	—	—	—	—	—
Stock-based compensation expense	—	—	3,864	—	—	3,864
Unrealized gain on investments	—	—	—	—	198	198
Net loss	—	—	—	(25,478)	—	(25,478)
Balance at September 30, 2023	54,540,715	$6	$654,374	$(406,597)	$(369)	$247,414

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance at December 31, 2021	39,430,120	$4	$518,183	$(245,108)	$(103)	$272,976
Exercise of common stock options	8,482	—	16	—	—	16
Stock-based compensation expense	—	—	3,945	—	—	3,945
Unrealized loss on investments	—	—	—	—	(699)	(699)
Net loss	—	—	—	(23,159)	—	(23,159)
Balance at March 31, 2022	39,438,602	$4	$522,144	$(268,267)	$(802)	$253,079
Exercise of common stock options	38,407	—	61	—	—	61
Issuance of common stock from ESPP	98,445	—	354	—	—	354
Stock-based compensation expense	—	—	4,092	—	—	4,092
Unrealized loss on investments	—	—	—	—	(429)	(429)
Net loss	—	—	—	(20,287)	—	(20,287)
Balance at June 30, 2022	39,575,454	$4	$526,651	$(288,554)	$(1,231)	$236,870
Exercise of common stock options	593	—	1	—	—	1
Stock-based compensation expense	—	—	3,293	—	—	3,293
Unrealized loss on investments	—	—	—	—	(516)	(516)
Net loss	—	—	—	(24,829)	—	(24,829)
Balance at September 30, 2022	39,576,047	$4	$529,945	$(313,383)	$(1,747)	$214,819

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(72,367)	$(68,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	769	719
Stock-based compensation expense	11,303	11,330
Loss on fixed asset disposals	9	—
Accretion of discount on investments, net	(4,046)	(422)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	615	(247)
Accounts payable and accrued other liabilities	2,299	(2,919)
Net cash used in operating activities	(61,418)	(59,814)

Cash flows from investing activities:
Acquisitions of property and equipment	(792)	(1,791)
Purchases of investments	(210,274)	(206,492)
Maturities of investments	146,700	70,735
Net cash used in investing activities	(64,366)	(137,548)

Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net	84,774	—
Proceeds from issuance of common stock under ESPP	400	354
Proceeds from stock option exercises	31	78
Net cash provided by financing activities	85,205	432

Net decrease in cash, cash equivalents and restricted cash	(40,579)	(196,930)

Cash, cash equivalents and restricted cash at beginning of period	67,308	226,474
Cash, cash equivalents and restricted cash at end of period	$26,729	$29,544

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the balance sheets to the amounts shown in the statements of cash flows above, in thousands:

	September 30,
	2023	2022
Cash and cash equivalents	$26,238	$29,076
Restricted cash included in other assets	491	468
Total cash, cash equivalents and restricted cash	$26,729	$29,544

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

As of September 30, 2023, the Company had an accumulated deficit of $406.6 million. Through September 30, 2023, all of the Company’s financial support has been provided by proceeds from the issuance of common stock, pre-funded warrants and convertible preferred stock.

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

On October 8, 2023, Bristol Myers Squibb (BMS) and Mirati announced that they entered into a definitive merger agreement under which BMS through a subsidiary will acquire all of the outstanding shares of Mirati common stock. The Mirati License Agreement will continue in effect upon consummation of the transaction, which the parties reported is expected to close by the first half of 2024.

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Lab equipment	$6,880	$6,249
Leasehold improvements	1,967	1,978
Computer hardware and software	269	311
Furniture and fixtures	508	508
Total property and equipment, gross	9,624	9,046
Less accumulated depreciation	(6,562)	(5,793)
Total property and equipment, net	$3,062	$3,253

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued clinical and manufacturing costs	$7,149	$5,396
Accrued compensation	4,790	5,318
Operating lease liabilities - short-term	2,728	2,659
Other accruals	541	695
Total accrued liabilities	$15,208	$14,068

6. Investments

The Company's available-for-sale investments consisted of the following (in thousands):

September 30, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term
U.S. treasury securities	$198,171	$—	$(332)	$197,839
U.S. agency bonds	2,500	—	(11)	2,489
Certificates of deposit	735	—	(5)	730
Short-term investments	$201,406	$—	$(348)	$201,058

Long-term
U.S. treasury securities	$28,888	$—	$(21)	$28,867
Long-term investments	$28,888	$—	$(21)	$28,867

December 31, 2022
Short-term
U.S. treasury securities	$135,878	$—	$(1,094)	$134,784
U.S. agency bonds	2,500	—	(11)	2,489
Certificates of deposit	2,191	—	(32)	2,159
Short-term investments	$140,569	$—	$(1,137)	$139,432

Long-term
U.S. treasury securities	$19,360	$—	$(126)	$19,234
U.S. agency bonds	2,500	—	(24)	2,476
Certificates of deposit	245	—	(4)	241
Long-term investments	$22,105	$—	$(154)	$21,951

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of September 30, 2023 and December 31, 2022. Credit loss is limited due to the nature of the investments.

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

Following are the major categories of assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
September 30, 2023
Money market funds (1)	$26,238	$26,238	$—	$—	$26,238
U.S. treasury securities	226,706	226,706	—	—	226,706
U.S. agency bonds	2,489	—	2,489	—	2,489
Certificates of deposit	730	730	—	—	730
Total	$256,163	$253,674	$2,489	$—	$256,163
December 31, 2022
Money market funds (1)	$66,840	$66,840	$—	$—	$66,840
U.S. treasury securities	154,018	154,018	—	—	154,018
U.S. agency bonds	4,965	—	4,965	—	4,965
Certificates of deposit	2,400	2,400	—	—	2,400
Total	$228,223	$223,258	$4,965	$—	$228,223

(1) Included in cash and cash equivalents in accompanying balance sheets.

No transfers between levels occurred during either of the reporting periods presented.

8. Stockholders’ Equity and Stock-Based Compensation

As of September 30, 2023, there were 2,345,395 shares available for future issuance under the 2020 Equity Incentive Plan and 241,091 shares available for future issuance under the 2022 Inducement Equity Incentive Plan. The 2020 Equity Incentive Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors and consultants of the Company. The 2022 Inducement Equity Incentive Plan provides for the grants of equity-based awards to individuals not previously employees or non-employee directors of the Company.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$1,610	$1,280	$4,662	$4,435
General and administrative	2,254	2,013	6,641	6,895
Total stock-based compensation expense	$3,864	$3,293	$11,303	$11,330

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

The following table summarizes the stock option activity for the nine months ended September 30, 2023:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	6,690,492	$4.27
Granted	1,979,690	$6.07
Exercised	(7,185)	$4.23
Forfeited and cancelled	(43,445)	$4.97
Outstanding at September 30, 2023	8,619,552	$4.68	8.2	$15,217
Exercisable at September 30, 2023	3,379,551	$4.18	6.9	$9,273

The fair value of stock option awards to employees, executives, directors, and other service providers was estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	3.45% - 4.28%	1.47% - 3.37%
Expected volatility	86.06% - 87.68%	82.98% - 87.60%
Expected term (in years)	5.50 - 6.08	5.50 - 6.08
Expected dividend yield	0%	0%

The Company recognized stock-based compensation expense related to the vesting of stock options of $3.2 million and $3.0 million during the three months ended September 30, 2023 and 2022, respectively, and $9.5 million and $10.5 million during the nine months ended September 30, 2023 and 2022, respectively. Total unrecognized compensation expense related to outstanding unvested stock-option awards as of September 30, 2023, was $32.6 million, which is expected to be recognized over a weighted-average remaining service period of 2.7 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2022	191,925	$7.83
Granted	310,763	$6.05
Vested	(12,345)	$4.57
Forfeited	(4,515)	$6.14
Outstanding at September 30, 2023	485,828	$6.79

The Company recognized stock-based compensation expense related to the vesting of restricted stock units of $0.4 million and $0.2 million during the three months ended September 30, 2023 and 2022, respectively, and $1.0 million and $0.5 million during the nine months ended September 30, 2023 and 2022, respectively. Total unrecognized compensation expense related to restricted stock units as of September 30, 2023, was $2.3 million, which is expected to be recognized over a weighted-average remaining service period of 1.9 years.

Employee Stock Purchase Plan

The Company recognized stock-based compensation expense related to the Employee Stock Purchase Plan (ESPP) of $0.3 million and $0.1 million during the three months ended September 30, 2023 and 2022, respectively, and $0.8 million and $0.3 million during the nine months ended September 30, 2023 and 2022, respectively.

Pre-funded Warrants

In June 2023, the Company completed a private placement, in which it sold 9,285,710 shares of common stock together with pre-funded warrants to purchase 2,857,142 shares of common stock with an exercise price of $0.0001 per share. Each pre-funded warrant was immediately exercisable and will remain exercisable until exercised in full. The Company performed an assessment upon issuance of the pre-funded warrants to determine proper classification in the financial statements based on the specific terms of the pre-funded warrants. The Company determined the pre-funded warrants met all the criteria for equity classification and recorded them in additional paid-in capital. All pre-funded warrants remained outstanding as of September 30, 2023.

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding, including pre-funded warrants issued, during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares, including pre-funded warrants issued, and potentially dilutive securities outstanding for the period. As the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase common stock	8,619,552	6,597,373	8,619,552	6,597,373
Non-vested restricted stock units	485,828	239,991	485,828	239,991
Total	9,105,380	6,837,364	9,105,380	6,837,364

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

Our clinical stage product candidates include:

•
ORIC-114, a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target epidermal growth factor receptor (EGFR) and human epidermal growth factor receptor 2 (HER2) with high potency towards exon 20 insertion mutations, for which we licensed development and commercialization rights from Voronoi Inc. (Voronoi) in October 2020 (Voronoi License Agreement). In the fourth quarter of 2021, we filed a CTA in South Korea for ORIC-114, which was cleared in the first quarter of 2022. We also filed and cleared an IND with the FDA for ORIC-114 in the third quarter of 2022. We are enrolling a Phase 1b trial of ORIC-114 as a single-agent, in patients with advanced solid tumors with EGFR and HER2 exon 20 alterations or HER2 amplifications and allows patients with CNS metastases that are either treated or untreated but asymptomatic. We reported initial Phase 1b data from this trial at the European Society for Medical Oncology (ESMO) Congress in October 2023, and expect to report updated data in the first half of 2025.
•
ORIC-533, an orally bioavailable small molecule inhibitor of CD73, a key node in the adenosine pathway believed to play a central role in resistance to chemotherapy- and immunotherapy-based treatment regimens. In the second quarter of 2021, the U.S. Food and Drug Administration (FDA) cleared the Investigational New Drug Application (IND) for ORIC-533, and in the first quarter of 2023, a Clinical Trial Application (CTA) was cleared in Canada for ORIC-533. We are enrolling a Phase 1b trial of ORIC-533 as a single-agent, in patients with relapsed/refractory multiple myeloma and will report initial Phase 1b data from this trial at the American Society of Hematology (ASH) annual meeting to be held in December 2023.
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

We have incurred significant losses since the commencement of our operations. Our net loss for the nine months ended September 30, 2023 was $72.4 million and we had an accumulated deficit of $406.6 million as of September 30, 2023. Our losses and accumulated deficit have resulted primarily from costs incurred in connection with research and development activities including in-licensing and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we anticipate these losses will increase significantly as we continue our development of ORIC-114, ORIC-533, ORIC-944 and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Operating expenses:
Research and development	$22,388	$14,723	$7,665	$60,691	$45,385	$15,306
General and administrative	6,294	5,971	323	18,661	19,263	(602)
Acquired in-process research and development	—	5,000	(5,000)	—	5,000	(5,000)
Total operating expenses	28,682	25,694	2,988	79,352	69,648	9,704
Loss from operations	(28,682)	(25,694)	(2,988)	(79,352)	(69,648)	(9,704)

Other income, net	3,204	865	2,339	6,985	1,373	5,612

Net loss	$(25,478)	$(24,829)	$(649)	$(72,367)	$(68,275)	$(4,092)

Research and Development Expenses

Research and development expenses were $22.4 million for the three months ended September 30, 2023, compared to $14.7 million for the same period in 2022, an increase of $7.7 million. The increase was driven by a net increase in external expenses of $6.7 million and higher personnel costs of $0.9 million. The net increase in external expenses was related to the advancement of ORIC-114, ORIC-533 and ORIC-944, offset by lower preclinical, other unallocated and discontinued costs.

For the nine months ended September 30, 2023, research and development expenses were $60.7 million compared to $45.4 million for the same period in 2022, an increase of $15.3 million. The increase was primarily driven by a net increase in external expenses of $13.5 million and higher personnel costs of $1.8 million. The net increase in external expenses was related to the advancement of ORIC-114 and ORIC-944, offset by lower preclinical, other unallocated and discontinued costs and lower ORIC-533 manufacturing expenses.

The following table summarizes our external and internal costs for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
External costs:
ORIC-114	$3,231	$935	$2,296	$7,510	$2,132	$5,378
ORIC-533	1,449	1,158	291	3,869	4,314	(445)
ORIC-944	7,238	1,408	5,830	13,802	4,128	9,674
Preclinical, other unallocated and discontinued costs	4,438	6,126	(1,688)	17,897	19,017	(1,120)
Total external costs	16,356	9,627	6,729	43,078	29,591	13,487
Internal costs	6,032	5,096	936	17,613	15,794	1,819
Total research and development expenses	$22,388	$14,723	$7,665	$60,691	$45,385	$15,306

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.

General and Administrative Expenses

General and administrative expenses were $6.3 million for the three months ended September 30, 2023, compared to $6.0 million for the same period in 2022, an increase of $0.3 million. For the nine months ended September 30, 2023, general and administrative expenses were $18.7 million compared to $19.3 million for the same period in 2022, a decrease of $0.6 million. The decrease was primarily due to a decrease in professional fees.

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

Cash Flows

The following table summarizes the sources and uses of our cash (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(61,418)	$(59,814)
Net cash used in investing activities	(64,366)	(137,548)
Net cash provided by financing activities	85,205	432
Net decrease in cash, cash equivalents and restricted cash	$(40,579)	$(196,930)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2023, of $61.4 million was attributable to our net loss of $72.4 million, offset by non-cash expenses of $8.0 million, which were primarily driven by stock-based compensation, and a $2.9 million net increase in working capital related to timing of payments.

Net cash used in operating activities during the nine months ended September 30, 2022, of $59.8 million was attributable to our net loss of $68.3 million and a $3.2 million net decrease in working capital primarily related to a decrease in accrued compensation, offset by non-cash expenses of $11.6 million, which were primarily driven by stock-based compensation.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2023, of $64.4 million was primarily attributable to purchases of investments, net of maturities.

Net cash used in investing activities during the nine months ended September 30, 2022, of $137.5 million was primarily attributable to purchases of investments, net of maturities.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2023, of $85.2 million consisted of net proceeds received from our private placement in June 2023 of $84.8 million and proceeds received from stock option exercises and common stock issued under the Employee Stock Purchase Plan.

Net cash provided by financing activities during the nine months ended September 30, 2022, of $0.4 million consisted of net proceeds received from stock option exercises and common stock issued under the Employee Stock Purchase Plan.

Critical Accounting Policies and Significant Judgments and Estimates

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing the income we receive without significantly increasing risk. To achieve this objective, we may invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years, in accordance with an investment policy approved by our audit committee. Some of the financial instruments that we invest in could be subject to market risk, meaning that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include a variety of securities, including money market funds, government debt securities, certificates of deposit and commercial paper, all with various maturity dates. As of September 30, 2023, we had cash equivalents and investments of $256.2 million, consisting of interest-bearing money market funds, certificates of deposit, securities issued by the U.S. Treasury and marketable debt instruments of government-sponsored enterprises. Due to the nature of our cash equivalents and investments, an immediate 100 basis point change in interest rates would not have a material effect on their fair market value.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2023, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through public offerings and private placements of our common stock, convertible preferred stock and other derivative securities. Our net loss was $72.4 million for the nine months ended September 30, 2023, and as of September 30, 2023, we had an accumulated deficit of $406.6 million. In the second quarter of 2021, the U.S. Food and Drug Administration (FDA) cleared an Investigational New Drug Application (IND) for ORIC-533 and, in the first quarter of 2023, a Clinical Trial Application (CTA) was cleared in Canada for ORIC-533. In the fourth quarter of 2021, we filed a CTA in South Korea for ORIC-114, which was cleared in the first quarter of 2022. We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021 and also filed and cleared an IND with the FDA for ORIC-114 in the third quarter of 2022. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of September 30, 2023, we had $256.2 million in cash, cash equivalents and investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into late 2025. Our estimate as to how long we expect our existing cash, cash equivalents, and investments, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

For ORIC-114, we are aware that The Janssen Pharmaceutical Companies of Johnson & Johnson has an FDA-approved product for patients with EGFR exon 20 insertion mutations. We are also aware of several companies developing inhibitors against EGFR or HER2 exon 20 insertion mutations that are currently in clinical trials, including Jiangsu Hengrui Medicine Co., Daiichi Sankyo, Dizal Pharmaceuticals, Cullinan Oncology in collaboration with Taiho Pharmaceutical, Bayer, ArriVent BioPharma in collaboration with Allist Pharmaceuticals, Boehringer Ingelheim, Junshi Biosciences, Blueprint Medicines, Nalo Therapeutics, Avistone Biotechnology, Enliven Therapeutics, Puhe Pharmaceutical, AnBogen Therapeutics, Merus N.V., Hansoh,Pharmaceutical Group, Forward Pharmaceutical Co. and Scorpion Therapeutics in collaboration with Pierre Fabre. Additionally, Seattle Genetics has an FDA-approved product for the treatment of patients with HER2-positive breast cancer, including patients with brain metastases. We are also aware that Dizal Pharmaceuticals and Zion Pharma are developing brain penetrant inhibitors currently in clinical trials for patients with HER2-positive breast cancer.

For ORIC-533, we are aware of several companies developing antibodies against this target that are in clinical trials, including AstraZeneca, Bristol-Myers Squibb, Novartis, Incyte Corporation, Corvus Pharmaceuticals, Innate Pharma, I-Mab, Akeso, Symphogen, Innovent, Jacobio Pharmaceuticals and Phanes Therapeutics. Other companies, such as Arcus Biosciences in collaboration with Gilead Sciences and Antengene, have small-molecule programs in clinical trials against this target. To our knowledge, only Antengene has an orally available, small molecule CD73 inhibitor in an active clinical trial for patients with cancer.

For ORIC-944, we are aware of several companies developing inhibitors against PRC2 via EZH2 inhibition that are currently in clinical trials, including Ipsen, Morphosys, Daiichi Sankyo, Pfizer, Shanghai HaiHe Pharmaceutical, Treeline Biosciences, Evopoint Biosciences and Hanmi Pharmaceutical. To our knowledge, Ascentage Pharma has an allosteric PRC2 inhibitor in clinical trials for patients with cancer.

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

Finally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA (a) allows enforcement by the California Attorney General, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation and (b) authorizes private lawsuits to recover statutory damages for certain data breaches. While it exempts some data regulated by the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and certain clinical trials data, the CCPA may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in November 2020, and it became operative in most respects on January 1, 2023. The CPRA significantly modified the CCPA, which may require us to modify our practices and policies and may further increase our compliance costs and potential liability. Numerous other states’ legislatures are considering or have enacted similar laws that will require ongoing compliance efforts and investment, and which may increase our potential liability and adversely affect our business. For example, Connecticut, Virginia, and Colorado have enacted legislation similar to the CCPA and CPRA that has taken effect in 2023; Utah has enacted such legislation that will take effect on December 31, 2023; Florida, Montana, and Texas have enacted similar legislation that becomes effective in 2024; Tennessee, Iowa, and Delaware have enacted similar legislation that will take effect in 2025; and Indiana has enacted similar legislation that will become effective in 2026. Complying with emerging and changing legal and regulatory requirements relating to privacy, data protection and other matters may cause us to incur costs or require us to change our business practices, which could harm our business, financial condition, and results of operations and prospects.

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

As of September 30, 2023, we had 93 full-time employees, including 68 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Notifications and follow-up actions related to a security breach or incident could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. We expect to incur significant costs in a efforts to detect and prevent security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident. We also rely on third parties to manufacture our product candidates, and similar events relating to their systems could also have a material adverse effect on our business. If any damage, disruption, or interruption of systems, or security breach or incident, were to result in any disruption of our operations or loss, destruction, unavailability, or alteration of, or damage or unauthorized access to, our data or other information that is processed or maintained on our behalf, or inappropriate disclosure or dissemination of any such information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

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

We are subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, the United States recently enacted a 1% excise tax on stock buybacks and a 15% alternative minimum tax on adjusted financial statement income. In addition, the current administration has proposed changes to the tax credits available for orphan drug development. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development (OECD) have proposed implementing changes to existing tax laws, including a 15% global minimum tax. The OECD has adopted the 15% global minimum tax and directed EU member states to implement legislation enacting it by December 31, 2023. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or tax credits and incentives will not be adversely affected by these or other developments or changes in law.

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

Although as of September 30, 2023, we owned seven and licensed five issued patents in the United States pertaining to our three product candidates, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued or licensed patents will not be found invalid or unenforceable if challenged.

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

Although as of September 30, 2023, we owned seven and licensed five issued patents in the United States pertaining to our three product candidates and pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. As of September 30, 2023, we had one trademark registered with the USPTO and one pending United States trademark application. Our trademark applications may not result in any trademark registrations being issued, and our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

As of September 30, 2023, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned a significant percentage of our outstanding common stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

ORIC Pharmaceuticals, Inc.

Date: November 6, 2023	By:	/s/ Jacob M. Chacko
Jacob M. Chacko, M.D.
President and Chief Executive Officer

Date: November 6, 2023	By:	/s/ Dominic Piscitelli
Dominic Piscitelli
Chief Financial Officer