Form 10-K
period 2023-12-31
Oric Pharmaceuticals, Inc.
filed 2024-03-11
CIK 1796280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on June 30, 2023 (the last day of the registrant’s most recently completed second fiscal quarter) was $414.5 million.

The number of shares of registrant’s Common Stock outstanding as of March 4, 2024 was 67,375,847.

Portions of the Registrant’s Definitive Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2023 fiscal year ended December 31, 2023.

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
•
the timing, progress and results of preclinical studies and clinical trials for ORIC-114, ORIC-944, ORIC-533 and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
•
the timing, scope and likelihood of regulatory filings and approvals, including timing of Investigational New Drug (IND), or Clinical Trial Application (CTA), applications and final Food and Drug Administration, or FDA, approval of ORIC-114, ORIC-944, ORIC-533 and any other future product candidates;
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
•
our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering ORIC-114, ORIC-944, ORIC-533 and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
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

ii

•
the pricing and reimbursement of ORIC-114, ORIC-944, ORIC-533 and other product candidates we may develop, if approved;
•
the rate and degree of market acceptance and clinical utility of ORIC-114, ORIC-944, ORIC-533 and other product candidates we may develop;
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

Our clinical stage product candidates include:

•
ORIC-114, a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target epidermal growth factor receptor (EGFR) and human epidermal growth factor receptor 2 (HER2) with high potency towards exon 20 insertion mutations, for which we licensed development and commercialization rights from Voronoi Inc. (Voronoi) in October 2020 (Voronoi License Agreement). In the fourth quarter of 2021, we filed a Clinical Trial Application (CTA) in South Korea for ORIC-114, which was cleared in the first quarter of 2022. We also filed and cleared an Investigational New Drug Application (IND) with the U.S. Food and Drug Administration (FDA) for ORIC-114 in the third quarter of 2022. We are enrolling a Phase 1b trial of ORIC-114 as a single-agent, in patients with advanced solid tumors with EGFR and HER2 exon 20 alterations, atypical EGFR mutations or HER2 amplifications, and that trial allows patients with CNS metastases that are either treated or untreated but asymptomatic. We reported initial Phase 1b data from this trial at the European Society for Medical Oncology (ESMO) Congress in October 2023, which demonstrated both systemic and intracranial activity across multiple dose levels in a heavily pre-treated patient population. We expect to initiate dose expansion cohorts for ORIC-114 in patients with mutated NSCLC in the first half of 2024 and report updated Phase 1b data in the first half of 2025.
•
ORIC-944, an allosteric inhibitor of the polycomb repressive complex 2 (PRC2) via the embryonic ectoderm development (EED) subunit, for which we licensed development and commercialization rights from Mirati Therapeutics, Inc. (Mirati) in August 2020 (Mirati License Agreement). We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021. We are enrolling a Phase 1b trial of ORIC-944 as a single-agent, in patients with advanced prostate cancer and reported initial Phase 1b data from this trial in January 2024, demonstrating potential best-in-class drug properties, including clinical half-life consistent with a preclinical prediction of greater than 10 hours, robust target engagement and a favorable safety profile. We expect to initiate a combination study of ORIC-944 with androgen receptor (AR) inhibitor(s) in metastatic prostate cancer in the first half of 2024 and provide a program update in mid-2024.
•
ORIC-533, an orally bioavailable small molecule inhibitor of CD73, a key node in the adenosine pathway believed to play a central role in resistance to chemotherapy- and immunotherapy-based treatment regimens. In the second quarter of 2021, the FDA cleared the IND for ORIC-533 and, in the first quarter of 2023, a CTA was cleared in Canada for ORIC-533. We are enrolling a Phase 1b trial of ORIC-533 as a single-agent, in patients with relapsed/refractory multiple myeloma and reported initial Phase 1b data from this trial at the American Society of Hematology (ASH) annual meeting in December 2023. We intend to complete the dose escalation in the first quarter of 2024. We intend to evaluate strategic partnerships to develop ORIC-533 in combination with other immune-based antimyeloma therapies.

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

We are building a portfolio of novel agents targeting multiple resistance mechanisms by leveraging our specialized expertise in hormone-dependent cancers, precision oncology and key tumor dependencies:

•
Hormone-dependent cancers: Two of our founders, Drs. Charles Sawyers and Richard Heyman, are leading experts in nuclear hormone receptors and hormone-dependent cancers. They previously co-founded two oncology companies, Aragon (acquired by Johnson & Johnson in 2013) and Seragon (acquired by Roche in 2014), that developed therapeutics targeting two nuclear hormone receptors, the androgen receptor (AR) and estrogen receptor (ER), respectively, the former effort leading to the approved drug Erleada (apalutamide). Our product candidate ORIC-944 is an allosteric inhibitor of PRC2 via the EED subunit that was designed to have superior drug properties compared to EZH2 inhibitors and is being developed as a potential treatment for advanced prostate cancer. Additionally, we have a preclinical program focused on the synthetic lethal inhibition of PLK4 for TRIM37 amplified breast cancers and other solid tumors. Given the breadth of solid tumor indications in which hormone signaling pathways have been implicated in driving disease, or in the development of resistance, we believe our differentiated insight into this biology is a crucial component of our future success.

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

•
Key tumor dependencies: Key tumor dependencies are abnormal alterations that promote cancer cell growth and survival and also confer specific vulnerabilities that normal cells lack; these cancer-specific dependencies are compelling therapeutic targets. Our scientific team—led by our Chief Scientific Officer, head of medicinal chemistry, head of biology and head of translational medicine—has amassed deep knowledge of key oncogenic drivers and pathways in order to identify and validate oncology targets. They most recently worked together at Genentech, where they progressed more than 20 oncology discovery programs into clinical development, with three approvals to date, including Cotellic (cobimetinib), Zelboraf (vemurafenib) and Polivy (polatuzumab vedotin). Our knowledge of innate, acquired and bypass resistance mechanisms, as well as our in-depth experience in forward and reverse translation, underpins our discovery efforts to identify key drivers of cancer resistance that can be exploited for therapeutic gain. Our resistance platform and in-house capabilities in medicinal chemistry and structure-based design enable us to pursue these resistance mechanisms. For example, our understanding of innate resistance and our medicinal chemistry expertise has led to the discovery of ORIC-533, an orally bioavailable small molecule inhibitor of CD73.

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

Our portfolio currently consists of multiple internally discovered and in-licensed programs targeting key resistance mechanisms in cancer. Our product candidates are shown in the figure below:

Our most advanced discovery and research programs are shown in the figure below:

Brain penetrant EGFR/HER2 program: ORIC-114

The ErbB receptor tyrosine kinase family is involved in key cellular functions, including cell growth and survival. EGFR and HER2 exon 20 insertion mutations are observed across multiple solid tumors, including NSCLC, breast, gastrointestinal, bladder and other cancers. EGFR exon 20 insertion mutations are observed in approximately 2.1% of all patients with NSCLC and these patients have a worse prognosis than patients with NSCLC driven by other EGFR mutations. HER2 exon 20 insertion mutations are observed in approximately 1.5% of all patients with NSCLC and atypical EGFR mutations are observed in approximately 2.9% of all patients with NSCLC. Approximately one-third of patients with exon 20 insertion mutations develop brain metastases, which contributes to poor prognosis.

ORIC-114 is a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target EGFR and HER2 with high potency against exon 20 insertion mutations. ORIC-114 has demonstrated greater brain exposure in preclinical studies compared to certain other compounds being developed against exon 20 mutations and has shown strong anti-tumor activity in an EGFR-driven intracranial lung cancer model. ORIC-114 has also demonstrated strong anti-tumor activity in both a subcutaneous and intracranial HER2-positive breast cancer model. In the fourth quarter of 2021, we filed a CTA for ORIC-114 in South Korea, which was cleared in the first quarter of 2022. We also filed and cleared an IND with the FDA for ORIC-114 in the third quarter of 2022. We are enrolling a Phase 1b trial of ORIC-114 as a single-agent, in patients with advanced solid tumors with EGFR and HER2 exon 20 alterations, atypical EGFR mutations or HER2 amplifications, and that trial allows patients with CNS metastases that are either treated or untreated but asymptomatic. We reported initial Phase 1b data from this trial at the ESMO Congress in October 2023, which demonstrated both systemic and intracranial activity in a heavily pre-treated patient population across multiple dose levels. We expect to initiate dose expansion cohorts for ORIC-114 in patients with mutated NSCLC in the first half of 2024 and report updated Phase 1b data in the first half of 2025.

PRC2 inhibitor program: ORIC-944

The dysregulation of PRC2 methyltransferase activity can lead to tumorigenesis in a wide range of cancers including prostate cancer, breast cancer, and hematological malignancies. PRC2 is composed of two druggable subunits: EED and EZH2. Several companies are developing EZH2 inhibitors; however, the pharmacologic properties of these compounds result in high doses that achieve only partial target inhibition in the clinic. Additionally, preclinical studies suggest drug resistance to EZH2 inhibitors may develop via EZH1 bypass compensation or acquired mutations in EZH2. Allosteric inhibition of EED impacts the assembly, stabilization, and activation of PRC2, and may have benefits over EZH2-mediated inhibition of PRC2. ORIC-944 is a potent and selective allosteric inhibitor of PRC2 via the EED subunit that was designed to have superior drug properties over EZH2 inhibitors and is efficacious in androgen-insensitive and enzalutamide-resistant prostate cancer models in preclinical studies. We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021. We are enrolling a Phase 1b trial of ORIC-944 as a single-agent, in patients with advanced prostate cancer and reported initial Phase 1b data from this trial in January 2024, demonstrating potential best-in-class drug properties, including clinical half-life consistent with a preclinical prediction of greater than 10 hours, robust target engagement and a favorable safety profile. We expect to initiate a combination study of ORIC-944 with AR inhibitor(s) in metastatic prostate cancer in the first half of 2024 and provide a program update in mid-2024.

CD73 inhibitor program: ORIC-533

Many cancers usurp the anti-inflammatory adenosine pathway to avoid detection by the immune system, thereby reducing the effectiveness of certain chemotherapy- and immunotherapy-based treatments. Accumulation of adenosine in the tumor microenvironment is implicated in local immune suppression that leads to tumor growth. CD73 is an enzyme that controls the rate at which extracellular adenosine is produced and its overexpression is associated with poor prognosis in several cancers, including TNBC, NSCLC, multiple myeloma, melanoma and prostate, among others. Several global pharmaceutical companies are developing anti-CD73 antibodies, but due to significant medicinal chemistry challenges, to our knowledge, only one other orally bioavailable inhibitor of CD73 is in clinical development. With our resistance platform capabilities, our medicinal chemistry team created a differentiated compound that is both potent and orally bioavailable. Our product candidate, ORIC-533, is an orally bioavailable small molecule inhibitor of CD73 that has demonstrated more potent adenosine inhibition in vitro compared to an antibody-based approach and other small molecule CD73 inhibitors. In the second quarter of 2021, the FDA cleared the IND for ORIC-533 and, in the first quarter of 2023, a CTA was cleared in Canada for ORIC-533. We are enrolling a Phase 1b trial of ORIC-533 as a single-agent, in patients with relapsed/refractory multiple myeloma and reported initial Phase 1b data from this trial at the American Society of Hematology (ASH) annual meeting in December 2023. We intend to complete the dose escalation in the first quarter of 2024. We intend to evaluate strategic partnerships to develop ORIC-533 in combination with other immune-based antimyeloma therapies.

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
•
Advancing our product candidates as rapidly as possible through clinical development. In 2021, we filed and cleared INDs with the FDA for ORIC-533, an orally bioavailable small molecule inhibitor of CD73, and ORIC-944, a potent and selective allosteric inhibitor of polycomb repressive complex 2 (PRC2), that targets its regulatory embryonic ectoderm development (EED) subunit. We filed a CTA in South Korea for ORIC-114, a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target EGFR and HER2 with high potency towards exon 20 insertion mutations, which was cleared in the first quarter of 2022. In the third quarter of 2022, we also filed and cleared an IND with the FDA for ORIC-114. In the first quarter of 2023, we cleared a CTA in Canada for ORIC-533. For ORIC-114 we are enrolling a Phase 1b trial as a single-agent, in patients with advanced solid tumors with EGFR and HER2 exon 20 alterations, atypical EGFR mutations or HER2 amplifications, and that trial allows patients with CNS metastases that are either treated or untreated but asymptomatic. For ORIC-944 we are enrolling a Phase 1b trial as a single-agent, in patients with advanced prostate cancer. For ORIC-533 we are enrolling a Phase 1b trial as a single-agent, in patients with relapsed/refractory multiple myeloma. We reported initial Phase 1b data for ORIC-114 at the ESMO Congress in October 2023, and expect to report updated data in the first half of 2025. We reported initial Phase 1b data for ORIC-533 at the ASH annual meeting in December 2023, and we reported initial Phase 1b data for ORIC-944 in January 2024. Where possible, we plan to pursue accelerated development strategies in areas of high unmet need.
•
Leveraging our resistance platform in building the leading, fully integrated company focused on delivering innovative medicines that aim to overcome resistance in cancer. As of December 31, 2023, we had 100 full-time employees, including world-class discovery, preclinical and clinical development teams, encompassing all major functions necessary to take a molecule from target identification through registrational clinical trials. Together, they bring in-house expertise in medicinal chemistry, biology, translational medicine, computational chemistry, in vitro and in vivo pharmacology, computational biology, biomarker development and CMC. We have also established internal expertise in clinical development, clinical operations, pharmacovigilance, clinical pharmacology, regulatory and quality. The members of our research and development organization have collectively led and contributed to dozens of IND filings and multiple drug approvals in oncology. These internal capabilities led to the discovery and clinical development of our first product candidate and will enable us to continue to expand and advance our portfolio of additional product candidates.
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
•
Evaluating opportunities to accelerate development timelines and enhance the commercial potential of our programs in collaboration with third parties. We own or license full worldwide development and commercialization rights to each of our programs (other than with respect to our brain penetrant EGFR and HER2 program, ORIC-114, for which we own exclusive rights worldwide excluding the People's Republic of China, Hong Kong, Macau and Taiwan (the ORIC Territory)). We have established collaborations, including a clinical development collaboration with Pfizer Inc. for ORIC-533, and intend to continue evaluating opportunities to work with partners that meaningfully enhance our capabilities with respect to the development and commercialization of our product candidates. For example, we intend to evaluate strategic partnerships to develop ORIC-533 in combination with other immune-based antimyeloma therapies. In addition, we intend to commercialize our product candidates in key markets either alone or with partners in order to maximize the worldwide commercial potential of our programs.

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

Overview of key resistance mechanisms and ORIC team’s prior relevant experience

•
Innate resistance occurs when a key tumor dependency is not addressed, such as a driver mutation with no available targeted therapeutic. An example of a drug targeting innate resistance is Rozlytrek, developed by Ignyta for patients with ROS1-positive, metastatic NSCLC and NTRK gene fusion-positive solid tumors. We believe these innate resistance targets have a higher probability of technical success than other cancer targets, hold potential for meaningful clinical outcomes, and have the potential for rapid clinical development and approval timelines. Innate resistance targets have been the subject of a number of targeted therapies that have been approved over the past couple of decades. Studies have shown that treatments that target and inhibit unaddressed driver mutations have high response rates with generally good durability, including in a resistant setting. This efficacy in a refractory patient population in turn has been shown to enable a shorter development pathway, with many such agents being approved based upon single arm trials of modest size. New advances in small molecule drug discovery have created an opportunity to better target next-generation oncogenic drivers. Our pipeline includes several programs targeting innate resistance including ORIC-114, our brain penetrant, orally bioavailable, irreversible inhibitor designed to address innate resistance related to exon20 insertion mutations of EGFR and HER2 in lung and other tumors as well as HER2-positive breast cancer; ORIC-533, our orally bioavailable small molecule CD73 inhibitor, which we designed to address adenosine-driven innate resistance to chemotherapy- and immunotherapy-based treatment regimens and is being developed for relapsed/refractory multiple myeloma, and; ORIC-944, our allosteric inhibitor of PRC2, which was designed to address innate resistance related to PRC2 dysregulation in prostate and other tumors. While other therapies targeting innate resistance have shown technical success, our programs are distinct from other therapies and there is no guarantee that our product candidates will be approved, are more likely to receive FDA approval than other potential product candidates, or if approved, will be approved quickly.

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

Precision oncology (biomarker-driven, patient-selected trials)

Our clinical development team—including our Chief Medical Officer, head of clinical development and heads of core functions—previously worked together with our Chief Executive Officer at Ignyta, an oncology company that developed a pipeline of precision therapies, including Rozlytrek, which is now approved by the FDA in two different indications for genetically defined tumors, ROS1-positive metastatic NSCLC and NTRK-positive solid tumors. The clinical development of Rozlytrek, which was largely driven by this team, relied upon biomarker-driven patient selection via a companion diagnostic, leading to the approval of the compound approximately five years after it first entered the clinic.

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

Key tumor dependencies

Our scientific team—led by our Chief Scientific Officer, head of medicinal chemistry, head of biology and head of translational medicine—has amassed deep knowledge of key oncogenic drivers and pathways in order to identify and validate oncology targets. They most recently worked together at Genentech, where they progressed more than 20 oncology discovery programs into clinical development, with three approvals to date, including Cotellic, Zelboraf and Polivy. The team’s approach to uncovering tumor dependencies that are key drivers of cancer resistance is biology-focused and mechanistically driven.

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

Our pipeline to treat cancer resistance

Our portfolio currently consists of multiple internally discovered and in-licensed programs targeting key resistance mechanisms in cancer. Our product candidates are shown in the figure below:

Our most advanced discovery and research programs are shown in the figure below:

Brain penetrant EGFR/HER2 program: ORIC-114

Background

The ErbB receptor tyrosine kinase family is involved in key cellular functions, including cell growth and survival. EGFR and HER2 exon 20 insertion mutations are observed across multiple solid tumors, including NSCLC, breast, gastrointestinal, bladder and other cancers. EGFR exon 20 insertion mutations are observed in approximately 2.1% of all patients with NSCLC and these patients have a worse prognosis than patients with NSCLC driven by other EGFR mutations. HER2 exon 20 insertion mutations are observed in approximately 1.5% of all patients with NSCLC and atypical EGFR mutations are observed in approximately 2.9% of all patients with NSCLC. Outside of NSCLC, it is estimated that EGFR and HER2 exon 20 insertion mutations are observed in approximately 0.6% of patients. In total, these prevalence estimates suggest a target population in non-small cell lung cancer of over 12,500 patients in the US annually, plus an additional 8,500 patients across other cancers.

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

Rationale for brain penetrant inhibitor of EGFR/HER2 with high potency towards exon 20 mutations

Currently, the medicines approved by the FDA specifically to treat NSCLC with EGFR or HER2 exon 20 insertion mutations provide limited benefit for patients with active brain metastases. Within NSCLC, approximately one-third of patients with exon 20 insertion mutations develop brain metastases, which contributes to poor prognosis. Several companies are developing EGFR exon 20 inhibitors; however, to our knowledge none have demonstrated significant CNS activity in patients suitable for addressing brain metastases, an area of significant unmet medical need.

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

Kinome selectivity screens were conducted on a 468 kinase panel with 1 uM of either CLN-081, furmonertinib, mobocertinib or ORIC-114 in a head-to-head assessment. BLU-451 results were attained from data presented by Blueprint Medicines at the AACR Conference in 2022. BLU-451 data was from 409 kinases at 1 uM and was not conducted head-to-head with ORIC-114. The number of off-target kinase hits with inhibition of 80-100% are shown in the table. Notably, ORIC-114 did not hit any of the 3F family of kinases with the potential for covalent Cys interaction in the active site.

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

In October 2023 we also presented a poster highlighting preclinical activity of ORIC-114 against atypical mutations in EGFR at the ESMO Congress. We assessed a variety of atypical driver mutations in EGFR and found that ORIC-114 showed strong cellular potency against both classes of atypical mutations – primary and acquired resistance mutations and a superior profile compared to competitors. On the right side of the figure below, ORIC-114 produced strong in vivo efficacy in a model bearing the EGFR G719S mutation, which is the most commonly mutated site amongst atypical mutations of EGFR.

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

In the fourth quarter of 2021, we filed a CTA for ORIC-114 in South Korea, which was cleared in the first quarter of 2022. We also filed and cleared an IND with the FDA for ORIC-114 in the third quarter of 2022. We are enrolling a Phase 1b trial of ORIC-114 as a single-agent, in patients with advanced solid tumors with EGFR and HER2 exon 20 alterations, atypical EGFR mutations or HER2 amplifications, and that trial allows patients with CNS metastases that are either treated or untreated but asymptomatic.

Initial Phase 1 dose escalation data of ORIC-114

We reported initial Phase 1b data for ORIC-114 at the ESMO Congress in October 2023, which demonstrated both systemic and intracranial activity across multiple doses in a heavily pre-treated patient population. As summarized in the table below, a total of

50 patients were treated with increasing doses of ORIC-114. Of the 21 patients with EGFR exon 20 mutated lung cancer, 81% had received one or more EGFR exon 20 targeted agent and 86% of the patients had CNS involvement at baseline. This is a marked contrast to the patient populations that have been enrolled by the current approved and late-stage investigational programs, which are largely exon 20 inhibitor naïve and typically have approximately 35% of patients with CNS involvement at baseline.

Patient disposition and baseline characteristics.

Note: All data as of the data cutoff on September 26, 2023

ORIC-114 was well tolerated with minimal EGFR wild type related adverse events and little evidence of off-target toxicities. The vast majority of adverse events were Grade 1 or 2 in severity, with a low 6% rate of Grade 3 diarrhea and no events of Grade 3 or higher rash. There was a low rate of dose reductions and only 4% dose discontinuations due to safety. The most common adverse events observed are summarized below.

Treatment related adverse events occurring in ≥ 10% of patients:

Note: All data as of the data cutoff on September 26, 2023

The waterfall plot below depicts efficacy-evaluable patients with EGFR exon 20 mutated lung cancer who received a total daily dose of 45 mg or higher and had at least one post-baseline tumor assessment performed. Across the four different total daily doses, 11 of the 15 patients received prior amivantamab and the majority experienced tumor shrinkage, with RECIST responses consisting of multiple partial responses, including one patient treated at 45 mg once daily who had two of three CNS lesions resolve on therapy, and most notably, one confirmed complete response with a complete response in the brain, in a post-amivantamab patient treated at 75 mg once daily.

Preliminary activity (NSCLC patients with EGFR exon 20 and treated at ≥ 45 mg QD)

Note: All data as of the data cutoff on September 26, 2023

This patient, a 55-year-old woman with EGFR exon 20 mutated NSCLC previously treated and progressed on platinum-based chemotherapy followed by amivantamab, had four active CNS non-target lesions at study entry that had not been previously treated with either surgery or radiation. The patient received 75 mg once daily of ORIC-114, and by the end of the first cycle had a 60% reduction in all systemic target lesions, which improved to a complete response at the next cycle, with 100% reduction of all target lesions and disappearance of non-target lesions. The complete response was subsequently confirmed. The patient also had a complete response of all CNS disease after the first cycle with complete resolution of all four CNS lesions, which was also confirmed at a later scan.

Confirmed intracranial and systemic response in a patient with EGFR exon 20 mutated NSCLC and active CNS metastases that progressed on prior EGFR exon 20 targeted therapy.

Baseline
End of Cycle 2: Complete Response
Baseline (1 out of 4 lesions shown)
End of Cycle 1: Complete Response

The waterfall plot below depicts patients with HER2 exon 20 mutated lung cancer, who received a total daily dose of 45 mg or higher and had at least one post-baseline scan and therefore were efficacy evaluable. Across the four different total daily doses, there were five responses, and one of the confirmed partial responses consisted of a 100% decrease in all target lesions, with only persistent non-target lesions preventing a complete response determination.

Preliminary activity (NSCLC patients with HER2 exon 20 and treated at ≥ 45 mg QD)

Note: All data as of the data cutoff on September 26, 2023

As of October 21, 2023, the Phase 1b trial of ORIC-114 was ongoing to determine the candidate recommended Phase 2 doses for dose expansion, and subsequently the selection of the final recommended Phase 2 dose. We expect to initiate the dose expansion portion of the study in the first half of 2024 and include NSCLC patients with EGFR exon 20 insertion mutations that are EGFR exon 20 inhibitor-naïve, HER2 exon 20 insertion mutations, and atypical EGFR mutations. We expect to report updated Phase 1b data for ORIC-114 in the first half of 2025.

PRC2 inhibitor program: ORIC-944

Background

PRC2 is a histone methyltransferase complex consisting of three core subunits: EED, EZH2 or EZH1, and SUZ12 and plays a key role in gene regulation and transcriptional repression, in particular during embryonic development. The dysregulation of PRC2 can lead to tumorigenesis in a wide range of cancers including prostate cancer, breast cancer, and hematological malignancies. EED is responsible for histone binding and activation of PRC2. Allosteric inhibition of EED impacts the assembly, stabilization, and activation of PRC2.

Rationale for targeting allosteric inhibition of PRC2 through EED

PRC2 has two druggable subunits, EZH2, whose enzymatic function is the target of first generation therapeutics, and EED, which next-generation therapeutics like ORIC-944 inhibit. Several companies are developing EZH2 inhibitors; however, the pharmacologic properties of these compounds result in high doses given more than once a day, that achieve only partial target inhibition in the clinic. Allosteric inhibition of PRC2 through EED is differentiated from targeting EZH2 and may be beneficial for a number of reasons. First, preclinical studies show that EED inhibition is active against mutants in EZH2 that confer innate resistance to EZH2 inhibitors. Second, in a similar fashion, acquired mutations in EZH2 are sensitive to EED inhibition. Third, cells treated with EZH2 inhibitors are also able to activate EHZ1 in a compensatory bypass mechanism of resistance, yet those cells are sensitive to EED inhibition.

Note: EZH1, enhancer of zeste homolog 1. EZH2, enhancer of zeste homolog 2. EED, embryonic ectoderm development. SUZ12, suppressor of zeste 12. H3K27, histone H3 at lysine 27.

(1) Yu et al. Cancer Res. (2007).

Preclinical Data

ORIC-944 is a potent and selective allosteric inhibitor of PRC2 with mechanism of action via binding the EED subunit that was designed to have superior drug properties compared to EZH2 inhibitors. ORIC-944 when dosed orally once a day as a single-agent significantly inhibited prostate tumor growth in androgen insensitive and enzalutamide-resistant prostate cancer models as seen in the figures below. While cross-study comparisons of preclinical data have limitations and caveats, the ORIC-944 efficacy appears to be superior to EZH2 inhibitors in the same models.

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

Initial Phase 1 dose escalation data of ORIC-944

We reported initial Phase 1b monotherapy data for ORIC-944 in patients with metastatic prostate cancer in January 2024. As of December 10, 2023, these data demonstrated potential best-in-class drug properties, including clinical half-life consistent with a preclinical prediction of greater than 10 hours and no signs of cytochrome P450 autoinduction that is seen with first-generation PRC2 inhibitors.

Preliminary Phase 1b Pharmacokinetics Data:

There was robust target engagement, with maximal decrease (≥75%) in H3K27me3 in monocytes from peripheral blood samples at doses as low as 200 mg QD with low inter-patient variability.

Preliminary Phase 1b Pharmacodynamic Data:

There was also a favorable safety profile, with only grade 1 and 2 treatment-related adverse events at dose levels corresponding with strong target engagement. This emerging profile with superior drug properties supports advancement of ORIC-944 into combination development in prostate cancer with AR inhibitor(s).

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

Rationale for targeting CD73 in oncology

Many cancers usurp the anti-inflammatory adenosine pathway to avoid detection by the immune system, thereby reducing the effectiveness of certain chemotherapy- and immunotherapy-based treatments. Accumulation of adenosine in the tumor microenvironment is implicated in local immune suppression that leads to tumor growth. As shown in the figure below, CD73 is an enzyme that controls the rate at which extracellular adenosine is produced, and its overexpression is associated with poor prognosis in several cancers, including TNBC, NSCLC, multiple myeloma, melanoma and prostate, among others. Several global pharmaceutical companies are developing anti-CD73 antibodies, but due to significant medicinal chemistry challenges, to our knowledge, only one other orally bioavailable inhibitor of CD73 is in clinical development. With our resistance platform capabilities, our medicinal chemistry team created a differentiated compound that is both potent and orally bioavailable.

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

Source: Nijhof et al. Clin Cancer Res (2015) and Ray et al. ASH Poster (2021). Note: LEN, lenalidomide. DARA, daratumumab. BOR, bortezomib.

Initial Phase 1 dose escalation data of ORIC-533

We reported initial Phase 1b data for ORIC-533 at the American Society of Hematology (ASH) annual meeting in December 2023, which demonstrated preliminary evidence of clinical antimyeloma activity in multiple patients and a clean safety profile with only Grade 1 and 2 treatment-related adverse events and no dose limiting toxicities or dose reductions.

As of November 28, 2023, a total of 23 patients with multiple myeloma received doses ranging from 400 mg to 2400 mg once daily. The study included a heavily pretreated patient population: 100% of patients were triple-class refractory, 91% were penta-refractory, and 57% also received prior anti-BCMA bispecific antibody and/or CAR-T therapy. ORIC-533 demonstrated a favorable pharmacokinetic profile with an estimated plasma half-life of ~24 hours, which supports QD dosing, and clinical exposures that achieved concentrations associated with efficacy in ex vivo models. ORIC-533 also demonstrated strong inhibition of soluble CD73 enzymatic activity across all dose levels, highlighting good target engagement, including in the bone marrow and was well tolerated with only Grade 1 and 2 treatment-related adverse events, without any specific recurrent toxicity. ORIC-533 exhibited clear evidence of immune activation in the majority of patients dosed at ≥ 1200 mg, as evidenced by an increased abundance and fraction of activated CD8+ T cells and NK cells. At the 1600 mg dose, there were notable reductions in soluble BCMA levels in serum, indicating that ORIC-533 was having a measurable antimyeloma effect. Soluble BCMA levels have been reported to correlate with clinical response on treatment and predict progression free survival of various therapies. There were multiple examples of clinical activity, including a confirmed minor response in a patient with penta-refractory myeloma who had progressed on an anti-BCMA bispecific antibody three months before study entry.

We intend to complete the dose escalation for ORIC-533 in the first quarter of 2024. We intend to evaluate strategic partnerships to develop ORIC-533 in combination with other immune-based antimyeloma therapies.

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

•
PLK4 Program: a small molecule therapeutic intended to address a mechanism of innate resistance found in a subset of breast cancers, specifically a synthetic lethal interaction of PLK4 inhibition in tumors bearing a TRIM37 DNA amplification/elevation. Breast cancer models as well as other tumor models with this TRIM37 amplification have a key tumor dependency on PLK4 and our therapeutic approach is to inhibit this enzyme. The development candidate, ORIC-613, is an orally bioavailable, highly selective inhibitor of PLK4, and in preclinical studies shows synthetic lethality in tumor models with high levels of TRIM37. IND enabling studies were completed for our ORIC-613 development candidate.
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

Mirati license agreement

On August 3, 2020, we entered into the Mirati License Agreement. Under the Mirati License Agreement, Mirati granted us a worldwide, exclusive, sublicensable, royalty-free license under Mirati’s rights to certain patents and patent applications directed to certain small molecule compounds that bind to and inhibit PRC2 and certain related know-how, in each case, to develop and commercialize certain licensed compounds and licensed products incorporating any such compound. Under the Mirati License Agreement, we are wholly responsible for development and commercialization of licensed products. In addition, we are obligated to use commercially reasonable efforts to develop and commercialize at least one licensed product in certain major markets.

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

On October 8, 2023, Bristol Myers Squibb (BMS) and Mirati announced that they entered into a definitive merger agreement under which BMS through a subsidiary will acquire all of the outstanding shares of Mirati common stock. The Mirati License Agreement continued in effect upon consummation of the transaction, which closed on January 23, 2024.

If BMS terminates the Mirati License Agreement, or we terminate the Mirati License Agreement without cause, then we are obligated to assign to BMS, or grant an exclusive license to BMS with respect to, certain of our patents, know-how and regulatory filings directed to licensed compounds and licensed products.

Clinical Development Collaboration

Pfizer collaboration

On December 21, 2022, we entered into a clinical development collaboration (the Pfizer Collaboration) for a potential Phase 2 study of ORIC-533 in multiple myeloma with Pfizer Inc. (Pfizer). Through the Pfizer Collaboration, we may potentially advance ORIC-533 into a Phase 2 combination study with elranatamab, Pfizer’s investigational B-cell maturation antigen (BCMA) and CD3-targeted bispecific antibody in development for the treatment of multiple myeloma. We will maintain full economic ownership and control of ORIC-533. In conjunction with the Pfizer Collaboration, Jeff Settleman, Ph.D., Chief Scientific Officer, Oncology Research & Development, Pfizer, joined our Scientific Advisory Board for ORIC-533.

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

Our patent portfolio consists of issued patents and pending patent applications that we own or in-licensed related to ORIC-114, ORIC-944, ORIC-533 and various other compounds and programs. As of December 31, 2023, the portfolio includes 13 issued United States patents, 31 pending United States patent applications, 11 pending international patent applications filed under the Patent Cooperation Treaty (PCT application), 76 issued patents in various markets outside of the United States, and more than 82 pending patent applications in various markets outside of the United States.

As of December 31, 2023, our patent portfolio covering ORIC-114 that we have exclusively in-licensed from Voronoi in the ORIC Territory include issued patents in Australia, Brazil, Eurasia, India, Israel, Japan, Korea, New Zealand and the United States, along with patent applications pending in the United States, Europe and other markets outside of the United States. We also own a pending PCT application covering certain forms of ORIC-114, and pending United States patent applications covering methods of using ORIC-114. The issued United States patent covering ORIC-114 as composition of matter and pharmaceutical compositions is expected to expire in 2040, absent any patent term adjustments or extensions. Any patents that may issue from the pending patent applications related to ORIC-114 are expected to expire between 2040 and 2044, absent any patent term adjustments or extensions.

As of December 31, 2023, our patent portfolio covering ORIC-944 that we have exclusively in-licensed from Mirati include patents issued in Australia, Brazil, China, Europe, Eurasia, Hong Kong, India, Israel, Japan, Korea, Mexico, New Zealand, South Africa and the United States, along with patent applications pending in the United States, Europe, Japan and other markets outside of the United States. We also own pending PCT applications and pending United States patent applications covering certain forms and uses of ORIC-944. The issued United States patents covering ORIC-944 as composition of matter, pharmaceutical compositions and related methods of use are expected to expire in 2039, absent any patent term extensions for regulatory delay. Any patents that may issue from the pending patent applications related to ORIC-944 are expected to expire between 2039 and 2044, absent any patent term adjustments or extensions.

As of December 31, 2023, our patent portfolio covering ORIC-533 include patents issued in China, Hong Kong, Eurasia and the United States, along with a pending PCT application, and other patent applications pending in the United States, Europe, Japan and other markets outside of the United States. The issued United States patents covering ORIC-533 as composition of matter, pharmaceutical compositions and related methods of use are expected to expire in 2040, absent any patent term extensions for regulatory delay. Any patents that may issue from our pending patent applications related to ORIC-533 are expected to expire between 2040 and 2044, absent any patent term adjustments or extensions.

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

For ORIC-114, we are aware that Johnson & Johnson has an FDA-approved product for patients with EGFR exon 20 insertion mutations, and Daiichi Sankyo in collaboration with AstraZeneca has an FDA-approved product for patients with HER2 mutations, including HER2 exon 20 insertion mutations. We are also aware of several companies developing inhibitors against EGFR or HER2 exon 20 insertion mutations and atypical EGFR mutations that are currently in clinical trials, including Dizal Pharmaceuticals, Cullinan Oncology in collaboration with Taiho Pharmaceutical, Bayer, ArriVent BioPharma in collaboration with Allist Pharmaceuticals, Boehringer Ingelheim, Blueprint Medicines, Enliven Therapeutics, Merus N.V., Black Diamond Therapeutics and Scorpion Therapeutics in collaboration with Pierre Fabre. Additionally, Seattle Genetics has an FDA-approved product for the treatment of patients with HER2-positive breast cancer, including patients with brain metastases. We are also aware that Dizal Pharmaceuticals and Zion Pharma in collaboration with Roche are developing brain penetrant inhibitors currently in clinical trials for patients with HER2-positive breast cancer.

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

For ORIC-533, we are aware of several companies developing antibodies against this target that are in clinical trials, including AstraZeneca, Novartis, Incyte Corporation, Corvus Pharmaceuticals, Innate Pharma, I-Mab, Akeso, Symphogen, Jacobio Pharmaceuticals and Phanes Therapeutics. Other companies, such as Arcus Biosciences in collaboration with Gilead Sciences and Antengene, have small-molecule programs in clinical trials against this target. To our knowledge, only Antengene has an orally available, small molecule CD73 inhibitor in an active clinical trial for patients with cancer.

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

Under the Prescription Drug User Fee Act of 1992, as amended (PDUFA), each NDA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for each marketed human drug. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. In November 2023, the FDA issued a guidance on Real-Time Oncology Review, which allows applicants to provide the FDA with earlier access to critical efficacy and safety data, which can help streamline the review process and to potentially enable earlier FDA feedback to the applicant, including earlier feedback on data quality and potential review issues.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. However, competitors may receive approval of either a different product for the same indication or the same product for a different indication, the latter of which could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if a product candidate is determined to be contained within the scope of the competitor’s product for the same indication. In response to the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity. If one of our products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union (EU) has similar, but not identical, requirements and benefits.

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

A product may also be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, such product must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM), which endpoint is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. FDA may withdraw drug approval or require changes to the labeled indication of the drug if confirmatory post-market trials fail to verify clinical benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug. If the FDA concludes that a drug shown to be effective can be safely used only if distribution or use is restricted, it may require such post-marketing restrictions as it deems necessary to assure safe use of the product. The Food and Drug Omnibus Reform Act made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

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

The FDA may also place other conditions on approvals, including the requirement for a REMS, to assure the safe use of the product. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing. Further, according to draft guidance issued by the FDA in August 2023, if the FDA finds that the clinical data used to support approval do not sufficiently represent the diversity of the real-world patient population, the FDA may require additional data on underrepresented populations post-approval, including as a post-marketing requirement, or the FDA may enter into a written agreement with the applicant to collect additional data as a post-marketing commitment.

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

Pursuing FDA approval/clearance of an in vitro companion diagnostic would require either a pre-market notification, also called 510(k) clearance, or a pre-market approval (PMA) or a de novo classification for that diagnostic. The review of companion diagnostics involves coordination of review with the FDA’s Center for Devices and Radiological Health. In June 2023, the FDA issued guidance on a voluntary pilot program on oncology drug products used with certain in vitro diagnostic tests, which is intended to provide greater transparency regarding the minimum performance characteristics necessary for certain oncology diagnostic tests. In October 2023, the FDA published a proposed rule that proposes to phase out its enforcement discretion for most laboratory-developed tests (LDTs) and to amend the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the diagnostic product is a laboratory. These proposed changes and other regulatory changes pertaining to diagnostic products can increase the cost and time needed to develop new diagnostic tests and to bring them to the market.

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

•
the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to Centers for Medicare & Medicaid Services (CMS) information regarding certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, state laws that require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and require the registration of their sales representatives, state laws that require biotechnology companies to report information on the pricing of certain drug products, and state and foreign laws that govern the privacy and security of health information in some circumstances (such as Washington's My Health, My Data Act, which, among other things, provides for a private right of action), many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

European Union and UK drug development

In addition to regulations in the United States, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside the U.S. have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. The approval process varies from country to country and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country and may require us to perform additional pre-clinical or clinical testing.

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

The decentralized and mutual recognition procedures are applicable to the majority of conventional medicinal products and are both based on the principle of recognition of a marketing authorization by one or more Member States. The decentralized procedure is available for applicants who wish to market a product in various EU Member States where such product has not received marketing approval in any EU Member State before. In this procedure, an application for marketing authorization is submitted simultaneously in several Member States, one of them being chosen as the “Reference Member State.” At the end of the procedure, national marketing authorizations are granted in the Reference and in the concerned Member States. The mutual recognition procedure is compulsory when a medicinal product has already received a marketing authorization in one Member State and is to be marketed in a Member State other than that in which it was first authorized. Any national marketing authorization granted by an EU Member State's national authority can be used to support an application for its mutual recognition by other Member States. Marketing authorization applications can also be submitted directly to the Member State's national competent authority under the national route (if the centralized route is not compulsory).

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

All granted centrally authorized marketing authorizations automatically became Great Britain (GB) marketing authorizations on January 1, 2021. Though there are several ways to obtain a marketing authorization for GB (and Northern Ireland) discussed above, the EDRCP is available for marketing authorizations approved under the centralized procedure. Under this procedure the UK’s regulator, the MHRA, can rely on the decision of the European Commission on the approval of a new marketing authorization under centralized procedure for a period of two years from January 1, 2021, when determining an application for a GB marketing authorization. Applicants submit a letter of intent to submit an EDRCP to the MHRA at least 4 weeks before the submission of the application for the EDRCP marketing authorization application. The marketing authorization application is submitted after receipt of the positive opinion from the CHMP.

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

Clinical trials in the EU are regulated under European Council Directive 2001/20/EC (Clinical Trials Directive) on the implementation of GCP in the conduct of clinical trials of medicinal products for human use. The Clinical Trials Directive requires the sponsor of an investigational medicinal product to obtain a CTA, much like an IND in the United States, from the national competent authority of an EU Member State in which the clinical trial is to be conducted. The application for CTA must satisfy detailed requirements for the protection of trial subjects including requirements relating to consent and specific rules for minors and adults unable to consent by reason of incapacity. The CTA application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the Council Directive and corresponding national laws of the Member States and further detailed in applicable guidance, including the European Commission Communication 2010/C 82/01. A clinical trial may only be commenced after an Ethics Committee has given its approval.

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

In April 2014, Regulation EU No 536/2014 (Clinical Trials Regulation) was adopted, which came into application on January 31, 2022 and repeals the existing EU Clinical Trials Directive. The Clinical Trials Regulation is intended to simplify the current rules for clinical trial authorization and standards of performance and provides for a more streamlined application procedure via a single-entry point, a European Union portal and database. The Clinical Trials Information System (CTIS) is maintained by the EMA in collaboration with the European Commission and the European Union Member States. The objectives of the new Regulation include consistent rules for conducting trials throughout the European Union, consistent data standards and adverse events listing, and consistent information on the authorization status. Additionally, information on the conduct and results of each clinical trial carried out in the European Union will be made publicly available.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Other changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will stay in effect through 2032, unless additional congressional action is taken. These laws and future legislation may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers for our drugs, if approved, and accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. The American Rescue Plan Act of 2021, eliminated the statutory cap on Medicaid Drug Rebate Programs rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Further, the Biden administration released an additional executive order in October 2022, directing the HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. In March 2023, the Centers for Medicare and Medicaid Services (CMS) published its first guidance on how negotiations will be conducted, starting in 2026 for high expenditure drugs as determined and selected by HHS. In June 2023, CMS issued a revised guidance for the Medicare Drug Price Negotiation Program under the Inflation Reduction Act. Various industry stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government, asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Environmental, Social and Governance

We believe that sustainable operations are both financially and operationally beneficial to our business, and critical to the health of the communities in which we operate. Our operations are subject to federal, state, local and foreign laws, rules and regulations relating to environmental concerns, including air emissions, wastewater discharges, solid and hazardous waste management activities, and the safety of our employees. We endeavor to take the actions necessary to comply with such regulations. We seek to minimize our resource footprint at our locations with a focus on managing waste, water and energy consumption.

Employees and Human Capital

As of December 31, 2023, we had 100 full-time employees, of which 74 were engaged in research and development activities. Substantially all of our employees are located in South San Francisco, California and San Diego, California. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. In addition, we are committed to offering a comprehensive suite of benefits ranging from medical, dental, and vision coverage, disability, remote work flexibility, employee stock purchase, and life insurance programs. All employees are also eligible to participate in a Company sponsored defined contribution plan created under Section 401(k) of the Internal Revenue Code that provides for the Company to match a portion of contributions by participating employees.

Corporate Information

We were incorporated in Delaware in August 2014. Our principal executive offices are located at 240 E. Grand Avenue, 2nd Floor, South San Francisco, California 94080. Our telephone number is (650) 388-5600. Our website address is www.oricpharma.com. Information contained on the website is not incorporated by reference into this Annual Report on Form 10-K or any other filings we make with the Securities and Exchange Commission (SEC).

We may use our website (www.oricpharma.com), press releases, public conference calls, public webcasts, X and LinkedIn as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. We also make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (Exchange Act). These include our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC also maintains a website that contains our SEC filings. The address for the SEC website is https://www.sec.gov.

We use the ORIC Pharmaceuticals logo and other marks as trademarks in the United States and other countries. This periodic report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this periodic report, including logos, artwork and other visual displays, may appear without the ® or TM symbol, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

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
•
adverse effects due to third parties investigating the same product candidates as us in the same or different territories or indications;
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
•
any potential incompliance with environmental, health and safety laws and regulations; and
•
any potential incompliance with anti-bribery, anti-corruption, export, trade sanctions and import laws or regulations.

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
•
international military conflicts, and any resulting trade war, could result in increased manufacturing costs; and
•
inflation may adversely affect us by increasing our costs.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2014, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have initiated clinical trials for a limited number of our product candidates. To date, we have devoted substantially all of our resources to research and development activities, including with respect to the preclinical and clinical development of ORIC-114, ORIC-944, ORIC-533 and our other product candidates, in-licensing of external programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through public offerings and private placements of our common stock, convertible preferred stock and other derivative securities. Our net loss was $100.7 million for the year ended December 31, 2023, and as of December 31, 2023, we had an accumulated deficit of $434.9 million. In the second quarter of 2021, the FDA cleared an IND for ORIC-533 and, in the first quarter of 2023, a CTA was cleared in Canada for ORIC-533. In the fourth quarter of 2021, we filed a CTA in South Korea for ORIC-114, which was cleared in the first quarter of 2022. We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021 and an IND with the FDA for ORIC-114 in the third quarter of 2022. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

•
successful and timely completion of preclinical and clinical development of ORIC-114, ORIC-944, ORIC-533 and our other future product candidates;
•
establishing and maintaining relationships with contract research organizations (CROs) and clinical sites for the clinical development of ORIC-114, ORIC-944, ORIC-533 and our other future product candidates;
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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for our product candidates and advance our other programs. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We are not permitted to market or promote our product candidates before we receive marketing approval from the FDA. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of December 31, 2023, we had $235.0 million in cash, cash equivalents and investments. In addition, in January 2024 we raised $125.0 million in gross proceeds through a private placement. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into late 2026. Our estimate as to how long we expect our existing cash, cash equivalents, and investments, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Risks related to the discovery, development and commercialization of our product candidates

We are substantially dependent on the success of our product candidates, ORIC-114, ORIC-944 and ORIC-533. If we are unable to complete development of, obtain approval for and commercialize our product candidates for one or more indications in a timely manner, our business will be harmed.

We allocate the majority of our efforts and financial resources to the development of ORIC-114, ORIC-944 and ORIC-533. Our future success is dependent on our ability to timely and successfully complete clinical trials, obtain marketing approval for and successfully commercialize ORIC-114, ORIC-944 and ORIC-533.

ORIC-114 is a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target EGFR and HER2 with high potency against exon 20 mutations. In the fourth quarter of 2021, we filed a CTA for ORIC-114 in South Korea, which was cleared in the first quarter of 2022. We also filed and cleared an IND with the FDA for ORIC-114 in the third quarter of 2022. We are enrolling a Phase 1b trial of ORIC-114 as a single-agent, in patients with advanced solid tumors with EGFR and HER2 exon 20 alterations, atypical EGFR mutations or HER2 amplifications, and that trial allows patients with CNS metastases that are either treated or untreated but asymptomatic. ORIC-944 is a potent and selective allosteric inhibitor of PRC2 via the EED subunit that was designed to have superior drug properties compared to EZH2 inhibitors and is efficacious in androgen-insensitive and enzalutamide-resistant prostate cancer models in preclinical studies. We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021, and we are enrolling a Phase 1b trial of ORIC-944 as a single-agent, in patients with advanced prostate cancer. ORIC-533 is an orally bioavailable small molecule inhibitor of CD73 that has demonstrated more potent adenosine inhibition in vitro compared to an antibody-based approach and other small molecule CD73 inhibitors. In the second quarter of 2021, the FDA cleared the IND for ORIC-533 and, in the first quarter of 2023, a CTA was cleared in Canada for ORIC-533. We are enrolling a Phase 1b trial of ORIC-533 as a single-agent, in patients with relapsed/refractory multiple myeloma. We intend to evaluate strategic partnerships to develop ORIC-533 in combination with other immune-based antimyeloma therapies. These product candidates will require additional clinical development, expansion of manufacturing capabilities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote

ORIC-114, ORIC-944, ORIC-533, or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

In addition to ORIC-114, ORIC-944 and ORIC-533, our prospects depend in part upon discovering, developing and commercializing additional product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates. All of our current programs other than ORIC-114, ORIC-944 and ORIC-533, are in research or preclinical development. A product candidate can unexpectedly fail at any stage of preclinical and/or clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. For instance, we do not know whether ORIC-114, ORIC-944, ORIC-533 will perform in current or future preclinical studies or future clinical trials as they have in prior preclinical studies. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates, or prevent regulatory approval.

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

Adverse results of clinical trials conducted by third parties investigating the same product candidates as us in the same or different territories or indications could adversely affect our development of such product candidate.

Lack of efficacy, adverse events, undesirable side effects or other adverse results may emerge in clinical trials conducted by third parties investigating the same product candidates as us in different territories or indications. For example, pursuant to the Voronoi License Agreement, Voronoi retains the right to develop and commercialize the same compounds licensed to us, after a certain period, as specified in the Voronoi License Agreement, including the compound we refer to as ORIC-114, in the People’s Republic of China, Hong Kong, Macau and Taiwan and, subject to certain restrictions, to collaborate with others for such development and commercialization. We do not have control over Voronoi’s clinical trials or development program, and adverse findings from Voronoi’s conduct of clinical trials could adversely affect our development of ORIC-114 or even the viability of ORIC-114 as a product candidate. We may be required to report Voronoi’s adverse events or unexpected side effects to the FDA or comparable foreign regulatory authorities, which could, among other things, order us to cease further development of ORIC-114.

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

We are exploring predictive biomarkers to determine patient selection for our clinical trials and to evaluate whether a companion diagnostic test will be required for any of our product candidates. In general, the FDA expects to review and approve simultaneously NDA and PMA submissions for a therapeutic and its companion diagnostic, respectively, so any delay in diagnostic approval could delay drug approval. On April 13, 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. In June 2023, the FDA announced a new voluntary pilot program through which drug manufacturers can provide to the FDA the diagnostic test performance information used to enroll patients into clinical trials for drug approval. Based on assessment of the performance information, the FDA will publish the minimum performance characteristics recommended for similar tests that may be used to select patients for treatment with the approved drug to help laboratories identify specific biomarkers for their development of laboratory-developed tests, or LDTs, and to ensure more consistent performance of these tests for drug selection and improved cancer patient care. In October 2023, the FDA published a proposed rule that proposes to phase out its enforcement discretion for most LDTs and to amend the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the diagnostic product is a laboratory. We will continue to evaluate the impact of these guidance documents on our companion diagnostic development and strategy. These guidance documents and future issuances from the FDA and other regulatory authorities, including changes in the FDA’s regulation of diagnostic tests and LTDs, may impact our development of a companion diagnostic for our product candidates and result in delays in regulatory approval. We may be required to conduct additional studies to support a broader claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon any of our companion diagnostic development plans or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and our business operations.

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

We have limited resources and are focusing our efforts on developing ORIC-114, ORIC-944 and ORIC-533, and advancing our preclinical programs. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

We are focusing our resources and efforts on developing ORIC-114, ORIC-944 and ORIC-533, and advancing our preclinical programs. As a result, because we have limited resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. For example, we intend to complete the dose escalation portion of the Phase 1b clinical trial of ORIC-533 in the first quarter of 2024, and to evaluate strategic partnerships to develop ORIC-533 in combination with other immune-based antimyeloma therapies. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development activities may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target markets for ORIC-114, ORIC-944, ORIC-533 or any of our other programs, we may relinquish valuable rights to that product candidate or program through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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

For ORIC-114, we are aware that Johnson & Johnson has an FDA-approved product for patients with EGFR exon 20 insertion mutations, and Daiichi Sankyo in collaboration with AstraZeneca has an FDA-approved product for patients with HER2 mutations, including HER2 exon 20 insertion mutations. We are also aware of several companies developing inhibitors against EGFR or HER2 exon 20 insertion mutations and atypical EGFR mutations that are currently in clinical trials, including Dizal Pharmaceuticals, Cullinan Oncology in collaboration with Taiho Pharmaceutical, Bayer, ArriVent BioPharma in collaboration with Allist Pharmaceuticals, Boehringer Ingelheim, Blueprint Medicines, Enliven Therapeutics, Merus N.V., Black Diamond Therapeutics and Scorpion Therapeutics in collaboration with Pierre Fabre. Additionally, Seattle Genetics has an FDA-approved product for the treatment of patients with HER2-positive breast cancer, including patients with brain metastases. We are also aware that Dizal Pharmaceuticals and Zion Pharma in collaboration with Roche are developing brain penetrant inhibitors currently in clinical trials for patients with HER2-positive breast cancer.

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

For ORIC-533, we are aware of several companies developing antibodies against this target that are in clinical trials, including AstraZeneca, Novartis, Incyte Corporation, Corvus Pharmaceuticals, Innate Pharma, I-Mab, Akeso, Symphogen, Jacobio Pharmaceuticals and Phanes Therapeutics. Other companies, such as Arcus Biosciences in collaboration with Gilead Sciences and Antengene, have small-molecule programs in clinical trials against this target. To our knowledge, only Antengene has an orally available, small molecule CD73 inhibitor in an active clinical trial for patients with cancer.

Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources, and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may obtain approval from the FDA, EMA or other comparable foreign regulatory authorities or discover, develop or commercialize products in our field before we do. In addition, we may face increasing competition from companies utilizing artificial intelligence, or AI, and other computational approaches for drug discovery or other processes. Some of these competitors are involved in drug discovery themselves and/or with partners, and others develop software or other tools utilizing AI which can be used, directly or indirectly, in drug discovery. To the extent these or other AI uses prove to be successful, or more successful than our approaches, the development of our product candidates could be adversely affected, reduce the demand for us as a collaborator in drug discovery or negatively impact our operations in other ways.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are more convenient, have a broader label, are marketed more effectively, are more widely reimbursed or are less expensive than any products that we may develop. Our competitors also may obtain marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if the product candidates we develop achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or uneconomical. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected.

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
•
restrictions on the use of product candidates in the labeling approved by regulatory authorities, such as boxed warnings or contraindications in labeling, or a REMS, if any, which may not be required of alternative treatments and competitor products;
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

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and on-going surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements and regulatory inspection. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. If the FDA finds that the clinical data used to support approval do not sufficiently represent the diversity of the real-world patient population, the FDA may require additional data on underrepresented populations post-approval, including as a post-marketing requirement, or the FDA may enter into a written agreement with the applicant to collect additional data as a post-marketing commitment. In addition, if the FDA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA, EMA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

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

The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express certain biomarkers or the specific genetic alteration that the companion diagnostic was developed to detect. If the FDA, EMA or a comparable regulatory authority requires approval of a companion diagnostic for any of our product candidates, whether before or concurrently with approval of the product candidate, we, and/or future collaborators, may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval or continued marketing of our related product candidates. Further, in April 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. In October 2023, the FDA published a proposed rule that proposes to phase out its enforcement discretion for most LDTs and to amend the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the diagnostic product is a laboratory. We will continue to evaluate the impact of this guidance on our companion diagnostic development and strategy. This guidance and future issuances from the FDA and other regulatory authorities may impact our development of a companion diagnostic for our product candidates and result in delays in regulatory approval. We may be required to conduct additional studies to support a broader claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon our companion diagnostic development plans or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and our business operations. Additionally, we may rely on third parties for the design, development and manufacture of companion diagnostic tests for our product candidates that may require such tests. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for our product candidates, or experience delays in doing so, the development of our product candidates may be adversely affected, our product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of our product candidates that obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

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

Even if we obtain orphan drug designation for a product candidate, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. In response to the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to priority review.

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

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for one or more of our product candidates. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The Food and Drug Omnibus Reform Act made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will stay in effect through 2032, unless Congress takes additional action. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022 (IRA), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. Further, uncertainties created by the IRA, including its long-term impact on drug pricing, may negatively impact investments, company valuation, royalty-based earnings, mergers, and acquisitions in the industry. Further, the Biden administration released an additional executive order in October 2022, directing the HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business, and expose us to greater liability.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. In addition, the FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biotechnology products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. If the Supreme Court reverses or curtails the Chevron doctrine, which gives deference to regulatory agencies in litigation against the FDA and other agencies, more companies may bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, which could delay the FDA’s review of our marketing applications.

Additionally, the collection, use, and other processing of health data in the EU is governed by the General Data Protection Regulation (GDPR), which extends the geographical scope of EU data protection law to non-EU entities under certain conditions and imposes substantial obligations upon companies and new rights for individuals. Failure to comply with the GDPR and the applicable national data protection laws of EU Member States may result in fines up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties and liabilities. The GDPR has increased our responsibility and liability in relation to personal data that we may process, and we may be required to put in place additional mechanisms in an effort to comply with the GDPR or other laws and regulations relating to privacy, data protection and cybersecurity. This may be onerous and if our efforts to comply with GDPR or other applicable laws and regulations are not successful, it could adversely affect our business. Further, the European Court of Justice (ECJ) in 2020 invalidated the EU-U.S. Privacy Shield and imposed additional requirements for companies making use of standard contractual clauses issued by the European Commission (SCCs), including requirements to make use of updated SCCs. The UK also has issued updated standard contractual clauses that also are required to be implemented. The ECJ’s decision and other events with respect to cross-border data transfer may impose additional obligations with respect to the transfer of personal data from the EEA, the UK and Switzerland to the U.S. and may require us to modify our policies and practices and engage in additional contractual negotiations, each of which could increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from those regions to the U.S.

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

Finally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA (a) allows enforcement by the California Attorney General, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation and (b) authorizes private lawsuits to recover statutory damages for certain data breaches. While it exempts some data regulated by the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and certain clinical trials data, the CCPA may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in November 2020, and it became operative in most respects on January 1, 2023. The CPRA significantly modified the CCPA, which may require us to modify our practices and policies and may further increase our compliance costs and potential liability. Numerous other states’ legislatures are considering or have enacted similar laws that will require ongoing compliance efforts and investment, and which may increase our potential liability and adversely affect our business. For example, Colorado, Connecticut, Utah, and Virginia have enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, and Texas have enacted similar legislation that becomes effective in 2024; Tennessee, Iowa, Delaware, and New Jersey have enacted similar legislation that will take effect in 2025; and Indiana has enacted similar legislation that will become effective in 2026. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action.

The interpretation and application of laws and regulations relating to privacy, data protection, data security, and other matters in the United States, the EEA, and elsewhere are often uncertain, contradictory, and in flux. Any failure or perceived failure to comply with federal, state, or foreign laws or regulations, or contractual or other legal obligations, may result in claims, warnings, communications, requests, or investigations from individuals, supervisory authorities, or other legal or regulatory authorities, and regulatory investigations or other proceedings. It is possible that these laws, regulations, and other actual or asserted obligations may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in claims, demands, and litigation or other proceedings initiated by regulatory authorities or others, and fines, penalties, damages, or other liabilities, as well as government-imposed orders requiring that we change our practices, which could adversely affect our business. Our efforts to comply with emerging and changing legal and regulatory requirements relating to privacy, data protection, data security, and other matters may cause us to incur costs or require us to change our business practices, which could harm our business, financial condition, and results of operations and prospects.

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
•
the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare providers (such as physician assistants and nurse practitioners), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws that require the registration of pharmaceutical sales and medical representatives; state laws that govern the privacy and security of health information in some circumstances (such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action), many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

As of December 31, 2023, we had 100 full-time employees, including 74 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained and otherwise processed on our information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage, disruption, or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, phishing and other means of social engineering, and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our data or data that is processed or maintained on our behalf, or other assets. For example, we have received phishing attacks, and companies have experienced an increase in phishing and social engineering attacks from third parties in recent years, and the increase in remote working further increases security threats. International military conflicts may also increase cybersecurity threats that we and our CROs and other contractors and consultants face. Any disruption or security breach or incident resulting in any loss, destruction, unavailability, or unauthorized alteration, disclosure, dissemination, or processing of, or damage or unauthorized access to, our applications, any data processed or maintained on our behalf, or other assets, or for it to be believed or reported that any of these occurred, we could incur liability, financial harm, and reputational damage and the development and commercialization of our product candidates could be delayed. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns, disruptions, or breaches in systems or have prevented or will prevent other cyber incidents that cause loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our data or other data processed or maintained on our behalf or other assets that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss, corruption, or unavailability of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our information technology systems or security breaches or incidents, suffered by us, or any of our third-party CROs, other contractors, or consultants, could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure, dissemination, or other processing of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event or any other security breach or incident that leads to the loss, corruption, or unavailability of, damage to, unauthorized access to, or use, alteration, disclosure, dissemination, or other processing of, personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

Our net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our NOLs generated in tax years beginning prior to January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and therefore could expire unused. Our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. As of December 31, 2023, we had available NOL carryforwards of $242.1 million, of which $200.5 million do not expire. We also have available California NOL carryforwards of approximately $356.0 million as of December 31, 2023, which begin to expire in 2034 and are subject to limitation on use. In addition, as of December 31, 2023, we had federal and California research and development credit carryforwards totaling $11.8 million and $6.2 million, respectively. The federal credits begin to expire in 2034 unless previously utilized, while the state credits do not expire.

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, including the ongoing international military conflicts.

U.S. and global markets are experiencing volatility and disruption following the escalation of certain geopolitical tensions, including international military conflicts, and the related political and economic responses. Changes in countries’ economic, trade and financial policies could trigger retaliatory actions by other affected countries, resulting in a “trade war,” “cyberwar,” escalation of conventional military conflicts, and other adverse events. For example, the military conflict in Ukraine, and any resulting effects that may follow, could result in increased costs for, or unavailability of, certain materials used in the third-party manufacturing of our product candidates and potential product candidates in our discovery research programs. These increased costs could have a negative effect on our financial condition, and any supply interruptions could hinder our product development and make it harder for us to find favorable pricing and reliable sources for the materials needed to manufacture our product candidates and potential product candidates in our discovery research programs. It is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which our business may be impacted. The extent and duration of international conflicts, geopolitical tensions, and resulting market disruptions are impossible to predict but could be substantial.

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

Although as of December 31, 2023, we owned eight and licensed five issued patents in the United States pertaining to our three product candidates, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued or licensed patents will not be found invalid or unenforceable if challenged.

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

Although as of December 31, 2023, we owned eight and licensed five issued patents in the United States pertaining to our three product candidates and pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. As of December 31, 2023, we had one trademark registered with the USPTO and one pending United States trademark application. Our trademark applications may not result in any trademark registrations being issued, and our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

We co-own a pending United States patent application claiming inventions that were generated, in part, through the use of U.S. government funding. In the future, we may acquire or license other intellectual property rights that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). If the U.S. government exercised its march-in rights in our future intellectual property rights that are generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

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

We contract with third parties for the production of our product candidates for preclinical studies and, in the case of ORIC-114, ORIC-944 and ORIC-533, our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We may seek to selectively form collaborations, such as our collaboration with Pfizer, to expand our capabilities, potentially accelerate research and development activities and provide for commercialization activities by third parties. For example, we intend to evaluate strategic partnerships to develop ORIC-533 in combination with other immune-based antimyeloma therapies. Any of these relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

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
•
the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic; and

•
general economic, political, industry and market conditions, including international military conflicts and instability in the financial markets and banking industry.

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

As of December 31, 2023, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned a significant percentage of our outstanding common stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Certain holders of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. For example, on December 15, 2023, we filed a Form S-3 registration statement, which the SEC declared effective on December 28, 2023, registering 9,285,710 shares of our common stock and 2,857,142 shares of our common stock underlying pre-funded warrants sold in a private placement on June 27, 2023. In addition, on January 26, 2024, we filed a Form S-3 registration statement, which the SEC declared effective on February 2, 2024, registering 12,500,000 shares of our common stock sold in a private placement on January 23, 2024. Any sales of securities by these stockholders could have a material adverse effect on the market price for our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We periodically assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct annual risk assessments and penetration tests to identify cybersecurity threats, including assessments and tests with the assistance of independent third-party cybersecurity consultants. We also conduct assessments in the event of a material change in our business practices that may affect key information systems that are vulnerable to such cybersecurity threats. These assessments and tests are designed to assist in the identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks. Following risk assessments and penetration tests, we work to re-design, implement, update, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and monitor the effectiveness of our safeguards.

As part of our risk management system, we also periodically provide company-wide cybersecurity training to our employees on these safeguards. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.

We engage with external cybersecurity consultants to help design and implement our cybersecurity policies and procedures, as well as to monitor and test the effectiveness of our safeguards. The head of information technology (IT), supported by external cybersecurity consultants and the IT Department, implements our cybersecurity risk management system. The head of IT regularly reports on cybersecurity matters to the Chief Financial Officer.

We evaluate the security practices of certain third-party service providers to identify potential cybersecurity risks, including by reviewing documentation concerning their security measures. Where appropriate, including for third-party contracts under which our data will be stored, we contractually obligate providers to implement and maintain reasonable administrative, technical, and physical safeguards and other security measures designed to maintain the confidentiality, security and integrity of our data, and to promptly report any suspected breach of its security measures that may affect our company.

For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K, including the risk factor entitled “Our internal computer systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer security or data privacy breaches or incidents or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.”

Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors has ultimate responsibility for oversight of cybersecurity risks, but primary responsibility for cybersecurity risk oversight has been delegated to the audit committee.

Our Chief Financial Officer and head of IT, advised by external cybersecurity consultants, are primarily responsible for assessing and managing our material risks from cybersecurity threats. Our head of IT has over 25 years of experience in information technology roles and over 8 years of experience in security roles in the biotechnology industry. Our Chief Financial Officer has approximately 7 years of experience overseeing IT-related processes (including cybersecurity processes).

The processes by which our Chief Financial Officer and our senior management are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents includes regular updates from the head of IT to the Chief Financial Officer, as well as periodic reports, as needed, from the Chief Financial Officer and the head of IT to senior management.

Our Chief Financial Officer and head of IT provide periodic briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides updates to the board of directors on such reports.

Item 2. Properties.

Our corporate headquarters are located in South San Francisco, California, where we lease 33,663 square feet of office, research and laboratory space, under a non-cancelable lease that expires in May 2028 with an option to renew for an additional one-year term. We are also under agreement to lease office space and research and development space in San Diego, California through March 2025. We believe that these existing facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

Holders of Record

As of December 31, 2023, there were approximately 43 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

None.

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

Our clinical stage product candidates include:

•
ORIC-114, a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target epidermal growth factor receptor (EGFR) and human epidermal growth factor receptor 2 (HER2) with high potency towards exon 20 insertion mutations, for which we licensed development and commercialization rights from Voronoi Inc. (Voronoi) in October 2020 (Voronoi License Agreement). In the fourth quarter of 2021, we filed a Clinical Trial Application (CTA) in South Korea for ORIC-114, which was cleared in the first quarter of 2022. We also filed and cleared an Investigational New Drug Application (IND) with the U.S. Food and Drug Administration (FDA) for ORIC-114 in the third quarter of 2022. We are enrolling a Phase 1b trial of ORIC-114 as a single-agent, in patients with advanced solid tumors with EGFR and HER2 exon 20 alterations, atypical EGFR mutations or HER2 amplifications, and that trial allows patients with CNS metastases that are either treated or untreated but asymptomatic. We reported initial Phase 1b data from this trial at the European Society for Medical Oncology (ESMO) Congress in October 2023, which demonstrated both systemic and intracranial activity across multiple dose levels in a heavily pre-treated patient population. We expect to initiate dose expansion cohorts for ORIC-114 in patients with mutated NSCLC in the first half of 2024 and report updated Phase 1b data in the first half of 2025.
•
ORIC-944, an allosteric inhibitor of the polycomb repressive complex 2 (PRC2) via the embryonic ectoderm development (EED) subunit, for which we licensed development and commercialization rights from Mirati Therapeutics, Inc. (Mirati) in August 2020 (Mirati License Agreement). We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021. We are enrolling a Phase 1b trial of ORIC-944 as a single-agent, in patients with advanced prostate cancer and reported initial Phase 1b data from this trial in January 2024, demonstrating potential best-in-class drug properties, including clinical half-life consistent with a preclinical prediction of greater than 10 hours, robust target engagement and a favorable safety profile. We expect to initiate a combination study of ORIC-944 with AR inhibitor(s) in metastatic prostate cancer in the first half of 2024 and provide a program update in mid-2024.
•
ORIC-533, an orally bioavailable small molecule inhibitor of CD73, a key node in the adenosine pathway believed to play a central role in resistance to chemotherapy- and immunotherapy-based treatment regimens. In the second quarter of 2021, the FDA cleared the IND for ORIC-533, and in the first quarter of 2023, a CTA was cleared in Canada for ORIC-533. We are enrolling a Phase 1b trial of ORIC-533 as a single-agent, in patients with relapsed/refractory multiple myeloma and reported initial Phase 1b data from this trial at the American Society of Hematology (ASH) annual meeting in December 2023. We intend to complete the dose escalation in the first quarter of 2024. We intend to evaluate strategic partnerships to develop ORIC-533 in combination with other immune-based antimyeloma therapies.

Beyond these clinical stage product candidates, we are developing multiple discovery stage precision medicines targeting other hallmark cancer resistance mechanisms.

We have incurred significant losses since the commencement of our operations. Our net loss for the year ended December 31, 2023, was $100.7 million and we had an accumulated deficit of $434.9 million as of December 31, 2023. Our losses and accumulated deficit have resulted primarily from costs incurred in connection with research and development activities including in-licensing and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we anticipate these losses will increase significantly as we continue our development of ORIC-114 and ORIC-944 and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

On January 20, 2024, we entered into a securities purchase agreement with a select group of institutional and accredited healthcare specialist investors for the private placement of 12,500,000 shares of common stock at a price of $10.00 per share, resulting in gross proceeds of $125.0 million. The purchase price per share represents a premium to ORIC's 5-day trailing average stock price at the time of sale. After deducting expenses related to the private placement of $0.2 million, the net proceeds we received from the private placement were $124.8 million. The private placement closed on January 23, 2024.

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

Results of Operations

The following table supplements the discussion below and summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022	Change
Operating expenses:
Research and development	$85,172	$61,680	$23,492
General and administrative	25,608	25,087	521
Acquired in-process research and development	—	5,000	(5,000)
Total operating expenses	110,780	91,767	19,013
Loss from operations	(110,780)	(91,767)	(19,013)

Other income, net	10,083	2,645	7,438

Net loss	$(100,697)	$(89,122)	$(11,575)

Research and Development Expenses

Research and development expenses were $85.2 million for the year ended December 31, 2023, compared to $61.7 million for 2022, an increase of $23.5 million. The increase was driven by a net increase in external expenses of $20.2 million related to the advancement of ORIC-114 and ORIC-944, offset by a decrease in ORIC-101 costs due to the discontinuation of the program in the first quarter of 2022 and timing of ORIC-533 manufacturing. Higher personnel costs of $3.3 million, including additional non-cash stock-based compensation of $0.7 million, also contributed to the increase.

The following table summarizes our external and internal costs for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022	Change
External costs:
ORIC-114	$11,718	$3,869	$7,849
ORIC-944	20,846	5,872	14,974
ORIC-533	4,189	5,981	(1,792)
Preclinical, other unallocated costs and discontinued costs	23,817	24,665	(848)
Total external costs	60,570	40,387	20,183
Internal costs	24,602	21,293	3,309
Total research and development expenses	$85,172	$61,680	$23,492

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.

General and Administrative Expenses

General and administrative expenses were $25.6 million for the year ended December 31, 2023, compared to $25.1 million for 2022, an increase of $0.5 million. This increase was primarily due to higher personnel costs, including additional non-cash stock-based compensation of $0.1 million.

Acquired In-Process Research and Development Expenses

Acquired in-process research and development expenses were $5.0 million for the year ended December 31, 2022, due to a development milestone payment made in accordance with the Voronoi License Agreement.

Liquidity and Capital Resources

Sources of Liquidity

On January 20, 2024, we entered into a securities purchase agreement with a select group of institutional and accredited healthcare specialist investors for the private placement of 12,500,000 shares of common stock at a price of $10.00 per share, resulting in gross proceeds of $125.0 million. The private placement closed on January 23, 2024.

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

As of December 31, 2023, we had $235.0 million in cash, cash equivalents and investments. In January 2024, we raised $125.0 million in gross proceeds through a private placement and as of January 31, 2024, had an unaudited balance of $351.8 million in cash, cash equivalents and investments. We expect our current cash, cash equivalents and investments will be sufficient to fund our current operating plan into late 2026. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts.

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

Cash Flows

The following table summarizes the sources and uses of our cash (in thousands):

	December 31,
	2023	2022
Net cash used in operating activities	$(85,688)	$(75,143)
Net cash used in investing activities	(43,403)	(109,248)
Net cash provided by financing activities	85,658	25,225
Net decrease in cash, cash equivalents and restricted cash	$(43,433)	$(159,166)

Operating Activities

Net cash used in operating activities during the year ended December 31, 2023, of $85.7 million was primarily attributable to our net loss of $100.7 million, offset by non-cash expenses of $10.1 million, which were primarily driven by stock-based compensation, and $4.9 million in changes to working capital related to timing of payments.

Net cash used in operating activities during the year ended December 31, 2022, of $75.1 million was primarily attributable to our net loss of $89.1 million, offset by non-cash expenses of $14.4 million, which were primarily driven by stock-based compensation.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2023, of $43.4 million was primarily attributable to purchases of investments, net of maturities.

Net cash used in investing activities during the year ended December 31, 2022, of $109.2 million was primarily attributable to purchases of investments, net of maturities.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2023, of $85.7 million was primarily attributable to net proceeds received in connection with our private placement in June 2023.

Net cash provided by financing activities during the year ended December 31, 2022, of $25.2 million was primarily attributable to net proceeds received in connection with our registered direct offering in December 2022.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2023, consist of future payments under our operating leases. See Note 8 to our audited financial statements for detail regarding our operating leases.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing the income we receive without significantly increasing risk. To achieve this objective, we may invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years, in accordance with an investment policy approved by our audit committee. Some of the financial instruments that we invest in could be subject to market risk, meaning that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include a variety of securities, including money market funds, government debt securities, certificates of deposit and commercial paper, all with various maturity dates. As of December 31, 2023, we had cash equivalents and investments of $235.0 million, consisting of interest-bearing money market funds, certificates of deposit, securities issued by the U.S. Treasury and marketable debt instruments of government sponsored enterprises. Due to the nature of our cash equivalents and investments, an immediate 100 basis point change in interest rates would not have a material effect on their fair market value.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ORIC Pharmaceuticals, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California
March 11, 2024

ORIC PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$23,384	$66,840
Short-term investments	184,803	139,432
Prepaid expenses and other current assets	4,410	4,185
Total current assets	212,597	210,457

Long-term investments	26,852	21,951
Property and equipment, net	2,862	3,253
Other assets	9,696	11,517
Total assets	$252,007	$247,178

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$944	$1,320
Accrued liabilities	19,514	14,068
Total current liabilities	20,458	15,388

Other long-term liabilities	7,461	9,439
Total liabilities	27,919	24,827

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 54,865,553 and 45,089,537 shares issued and outstanding at December 31, 2023 and 2022, respectively	6	5
Additional paid-in capital	658,751	557,867
Accumulated deficit	(434,927)	(334,230)
Accumulated other comprehensive income (loss)	258	(1,291)
Total stockholders' equity	224,088	222,351
Total liabilities and stockholders' equity	$252,007	$247,178

See accompanying notes to financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022
Operating expenses:
Research and development	$85,172	$61,680
General and administrative	25,608	25,087
Acquired in-process research and development	—	5,000
Total operating expenses	110,780	91,767
Loss from operations	(110,780)	(91,767)

Other income, net	10,083	2,645
Net loss	$(100,697)	$(89,122)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	1,549	(1,188)
Comprehensive loss	$(99,148)	$(90,310)
Net loss per share, basic and diluted	$(1.96)	$(2.25)
Weighted-average shares outstanding, basic and diluted	51,450,848	39,655,260

See accompanying notes to financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2021	39,430,120	$4	$518,183	$(245,108)	$(103)	$272,976
Issuance of common stock	5,376,344	1	24,999	—	—	25,000
Issuance costs associated with offering of common stock	—	—	(399)	—	—	(399)
Exercise of common stock options	48,076	—	79	—	—	79
Issuance of common stock upon vesting of RSUs	66,811	—	—	—	—	—
Issuance of common stock from ESPP	168,186	—	545	—	—	545
Stock-based compensation expense	—	—	14,460	—	—	14,460
Unrealized loss on investments	—	—	—	—	(1,188)	(1,188)
Net loss	—	—	—	(89,122)	—	(89,122)
Balance at December 31, 2022	45,089,537	$5	$557,867	$(334,230)	$(1,291)	$222,351
Issuance of common stock and pre-funded warrants, net	9,285,710	1	84,773	—	—	84,774
Exercise of common stock options	13,548	—	59	—	—	59
Issuance of common stock upon vesting of RSUs	182,122	—	—	—	—	—
Issuance of common stock from ESPP	294,636	—	826	—	—	826
Stock-based compensation expense	—	—	15,226	—	—	15,226
Unrealized gain on investments	—	—	—	—	1,549	1,549
Net loss	—	—	—	(100,697)	—	(100,697)
Balance at December 31, 2023	54,865,553	$6	$658,751	$(434,927)	$258	$224,088

See accompanying notes to financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(100,697)	$(89,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,032	966
Stock-based compensation expense	15,226	14,460
Loss on fixed asset disposals	22	40
Accretion of discount on investments, net	(6,169)	(1,042)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,620	1,030
Accounts payable and accrued other liabilities	3,278	(1,475)
Net cash used in operating activities	(85,688)	(75,143)

Cash flows from investing activities:
Acquisitions of property and equipment	(849)	(2,078)
Purchases of investments	(239,244)	(238,124)
Maturities of investments	196,690	130,954
Net cash used in investing activities	(43,403)	(109,248)

Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants	85,000	25,000
Issuance costs associated with financings	(227)	(399)
Proceeds from issuance of common stock under ESPP	826	545
Proceeds from stock option exercises	59	79
Net cash provided by financing activities	85,658	25,225

Net decrease in cash, cash equivalents and restricted cash	(43,433)	(159,166)

Cash, cash equivalents and restricted cash at beginning of period	67,308	226,474
Cash, cash equivalents and restricted cash at end of period	$23,875	$67,308

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

As of December 31, 2023, the Company had an accumulated deficit of $434.9 million. Through December 31, 2023, all of the Company’s financial support has been provided by proceeds from the issuance of common stock and convertible preferred stock.

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

Private Placements

On January 20, 2024, the Company entered into a securities purchase agreement with a select group of institutional and accredited healthcare specialist investors for the private placement of 12,500,000 shares of common stock at a price of $10.00 per share, resulting in gross proceeds of $125.0 million. The purchase price per share represents a premium to ORIC's 5-day trailing average stock price at the time of sale. After deducting expenses related to the private placement of $0.2 million, the net proceeds to the Company from the private placement were $124.8 million. The private placement closed on January 23, 2024. On January 26, 2024, the Company filed a Form S-3 registering the shares sold in the private placement. The Form S-3 was declared effective by the SEC on February 2, 2024.

On June 24, 2023, the Company entered into a securities purchase agreement with a select group of institutional and accredited healthcare specialist investors for the private placement of 9,285,710 shares of common stock at a price of $7.00 per share and pre-funded warrants to purchase 2,857,142 shares of common stock at a purchase price of $6.9999 per pre-funded warrant, resulting in gross proceeds of $85.0 million. The pre-funded warrants have an exercise price of $0.0001 per share of common stock, were immediately exercisable and will remain exercisable until exercised in full. The purchase price per share represents a premium to the market price at the time of sale. After deducting expenses related to the private placement of $0.2 million, the net proceeds to the Company from the private placement were $84.8 million. The private placement closed on June 27, 2023. On December 15, 2023, the Company filed a Form S-3 registering the shares sold and the shares underlying the pre-funded warrants sold in the private placement. The Form S-3 was declared effective by the SEC on December 28, 2023.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The accompanying financial statements include all known adjustments necessary for a fair presentation of the results as required by GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the year ended December 31, 2023, are not necessarily indicative of future results.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the balance sheet to the total of the amount presented in the statement of cash flows, in thousands:

	December 31,
	2023	2022
Cash and cash equivalents	$23,384	$66,840
Restricted cash included in other assets	491	468
Total cash, cash equivalents and restricted cash	$23,875	$67,308

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

Impairment of Property and Equipment

The Company accounts for the impairment of long-lived assets by reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted-cash-flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. The Company did not recognize impairment losses for the years ended December 31, 2023 and 2022.

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

As of December 31, 2023 and 2022, the Company maintained valuation allowances against its deferred tax assets as the Company concluded it had not met the “more likely than not” to be realized threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes would result in a change in the estimated annual effective tax rate.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts).

	Years Ended December 31,
	2023	2022
Numerator
Net loss	$(100,697)	$(89,122)
Denominator
Weighted average shares outstanding used in computing net loss per share, basic and diluted	51,450,848	39,655,260
Net loss per share, basic and diluted	$(1.96)	$(2.25)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	December 31,
	2023	2022
Options to purchase common stock	8,715,529	6,690,492
Non-vested restricted stock units	330,631	191,925
Total	9,046,160	6,882,417

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

On October 8, 2023, Bristol Myers Squibb (BMS) and Mirati announced that they entered into a definitive merger agreement under which BMS through a subsidiary will acquire all of the outstanding shares of Mirati common stock. The Mirati License Agreement continued in effect upon consummation of the transaction, which closed on January 23, 2024.

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Lab equipment	$6,596	$6,249
Leasehold improvements	1,967	1,978
Computer hardware and software	299	311
Furniture and fixtures	494	508
Total property and equipment, gross	9,356	9,046
Less accumulated depreciation	(6,494)	(5,793)
Total property and equipment, net	$2,862	$3,253

Depreciation expense was $1.0 million for both the years ended December 31, 2023 and 2022.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued clinical and manufacturing costs	$9,436	$5,396
Accrued compensation	6,529	5,318
Operating lease liabilities - short-term	2,752	2,659
Other accruals	797	695
Total accrued liabilities	$19,514	$14,068

6. Investments, Available-for-Sale

The Company's available-for-sale investments consisted of the following (in thousands):

December 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term
U.S. treasury securities	$181,947	$180	$(64)	$182,063
U.S. agency bonds	2,500	—	(4)	2,496
Certificates of deposit	245	—	(1)	244
Short-term investments	$184,692	$180	$(69)	$184,803

Long-term
U.S. treasury securities	$26,705	$147	$—	$26,852
Long-term investments	$26,705	$147	$—	$26,852

December 31, 2022
Short-term
U.S. treasury securities	$135,878	$—	$(1,094)	$134,784
U.S. agency bonds	2,500	—	(11)	2,489
Certificates of deposit	2,191	—	(32)	2,159
Short-term investments	$140,569	$—	$(1,137)	$139,432

Long-term
U.S. treasury securities	$19,360	$—	$(126)	$19,234
U.S. agency bonds	2,500	—	(24)	2,476
Certificates of deposit	245	—	(4)	241
Long-term investments	$22,105	$—	$(154)	$21,951

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of December 31, 2023 and December 31, 2022. Credit loss is limited due to the nature of the investments.

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

Following are the major categories of assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
December 31, 2023
Money market funds (1)	$23,384	$23,384	$—	$—	$23,384
U.S. treasury securities	208,915	208,915	—	—	208,915
U.S. agency bonds	2,496	—	2,496	—	2,496
Certificates of deposit	244	244	—	—	244
Total	$235,039	$232,543	$2,496	$—	235,039
December 31, 2022
Money market funds (1)	$66,840	$66,840	$—	$—	$66,840
U.S. treasury securities	154,018	154,018	—	—	154,018
U.S. agency bonds	4,965	—	4,965	—	4,965
Certificates of deposit	2,400	2,400	—	—	2,400
Total	$228,223	$223,258	$4,965	$—	228,223

(1) Included in cash and cash equivalents in accompanying balance sheets.

No transfers between levels occurred during either of the reporting periods presented.

8. Leases

Operating Leases

The Company has an operating lease for office and laboratory space in South San Francisco, California that ends in May 2028 with an option to renew for an additional one-year term. The Company also has an operating lease for office space in San Diego, California through March 2025.

Following contains information related to the Company's leases (in thousands, except for weighted-average information):

	Years Ended December 31,
	2023	2022
Lease costs and cash paid:
Operating lease costs	$2,715	$2,655
Cash paid for operating leases	$2,757	$2,195

	December 31,
	2023	2022
Lease assets:
Right-of-use assets included in other assets	$9,144	$10,988

Lease liabilities:
Lease liabilities included in accrued liabilities	$2,752	$2,659
Lease liabilities included in other long-term liabilities	7,461	9,439
Total lease liabilities	$10,213	$12,098

Supplemental weighted- average information:
Weighted-average discount rate	8.2%	8.2%
Weighted-average remaining lease term (years)	4.2	5.2

Future lease payments of operating lease liabilities as of December 31, 2023, were as follows (in thousands):

Year ending December 31,	Operating Leases
2024	$2,853
2025	2,676
2026	2,677
2027	2,771
2028	1,049
Thereafter	—
Total minimum lease payments	12,026
Less: interest	1,813
Present value of lease liabilities	$10,213

9. Stockholders' Equity and Stock-Based Compensation

As of December 31, 2023, there were 2,330,395 shares available for future issuance under the 2020 Equity Incentive Plan and 139,171 shares available for future issuance under the 2022 Inducement Equity Incentive Plan. The 2020 Equity Incentive Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors and consultants of the Company. The number of shares of the Company’s common stock available for issuance under the 2020 Equity Incentive Plan will automatically increase on the first day of each fiscal year in an amount equal to the lessor of (1) 2,656,500 shares, (2) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (3) such other amount as determined by the Company’s Board of Directors. The 2022 Inducement Equity Incentive Plan provides for the grants of equity-based awards to individuals not previously employees or non-employee directors of the Company.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations and comprehensive loss for the periods presented (in thousands):

	Years Ended December 31,
	2023	2022
Research and development	$6,353	$5,641
General and administrative	8,873	8,819
Total stock-based compensation expense	$15,226	$14,460

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

The following table summarizes the stock option activity for the year ended December 31, 2023:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	6,690,492	$4.27
Granted	2,104,690	$6.09
Exercised	(13,548)	$4.27
Forfeited and cancelled	(66,105)	$5.28
Outstanding at December 31, 2023	8,715,529	$4.70	8.0	$41,690

Exercisable at December 31, 2023	3,750,715	$4.20	6.9	$21,055

The total intrinsic value of options exercised was less than $0.1 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively.

The fair value of stock option awards to employees, executives, directors, and other service providers was estimated at the date of grant using the Black-Scholes Merton option pricing model with the following assumptions.

	Years Ended December 31,
	2023	2022
Risk-free interest rate	3.45% - 4.73%	1.47% - 4.22%
Expected volatility	85.32% - 87.68%	82.98% - 87.60%
Expected term (in years)	5.50 - 6.08	5.50 - 6.08
Expected dividend yield	0%	0%

The weighted-average grant-date fair value of options granted was $4.55 and $10.61 for the years ended December 31, 2023 and 2022, respectively.

The Company recognized stock-based compensation expense related to the vesting of stock options of $12.7 million and $13.4 million for the years ended December 31, 2023 and 2022, respectively. Total unrecognized compensation expense related to outstanding unvested stock-option awards as of December 31, 2023, was $29.8 million, which is expected to be recognized over a weighted-average remaining service period of 2.5 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the year ended December 31, 2023:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2022	191,925	$7.83
Granted	329,123	$6.08
Vested	(182,122)	$7.07
Forfeited	(8,295)	$6.03
Outstanding at December 31, 2023	330,631	$6.55

The Company recognized stock-based compensation expense related to the vesting of restricted stock units of $1.3 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively. Total unrecognized compensation expense related to restricted stock units as of December 31, 2023, was $2.0 million, which is expected to be recognized over a weighted-average remaining service period of 1.8 years.

Employee Stock Purchase Plan

As of December 31, 2023, there were 672,398 shares available for future issuance under the 2020 Employee Stock Purchase Plan (ESPP). The number of shares of common stock available for issuance under the ESPP will automatically increase on the first day of each fiscal year in an amount equal to the lessor of (1) 500,000 shares, (2) 1% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (3) such other amount as determined by the Company’s Board of Directors. The Company recognized stock-based compensation expense related to the ESPP of $1.2 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively.

Pre-funded Warrants

In June 2023, the Company completed a private placement, in which it sold 9,285,710 shares of common stock together with pre-funded warrants to purchase 2,857,142 shares of common stock with an exercise price of $0.0001 per share. Each pre-funded warrant was immediately exercisable and will remain exercisable until exercised in full. The Company performed an assessment upon issuance of the pre-funded warrants to determine proper classification in the financial statements based on the specific terms of the pre-funded warrants. The Company determined the pre-funded warrants met all the criteria for equity classification and recorded them in additional paid-in capital. All pre-funded warrants remained outstanding as of December 31, 2023.

10. Income Tax

Significant components of the Company’s provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate were as follows (in thousands):

	For the Year Ended December 31,
	2023	2022
Statutory rate	$(21,146)	$(18,715)
State tax	(6,935)	(6,005)
Other permanent items	60	(50)
Research and development credit	(3,405)	(2,958)
Change in valuation allowance	31,954	26,296
Stock-based compensation	(528)	1,432
Provisions for income taxes	$—	$—

Significant components of the Company’s deferred taxes were as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$75,803	$64,031
Research and development credits	14,069	10,664
Stock-based compensation	10,538	6,249
Accruals and other	1,635	1,794
Intangible assets	6,713	7,274
Capitalized research expense	24,028	11,229
Lease liability	2,858	3,385
Gross deferred tax assets	135,644	104,626
Less valuation allowance	(132,965)	(101,445)
Total deferred tax assets	2,679	3,181

Deferred tax liabilities:
Property and equipment	(120)	(106)
Right-of-use assets	(2,559)	(3,075)
Total deferred tax liabilities	(2,679)	(3,181)
Deferred income taxes, net	$—	$—

A valuation allowance of $133.0 million at December 31, 2023, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. The valuation allowance increased by $31.5 million during the year ended December 31, 2023.

As of December 31, 2023, the Company had available net operating loss (NOL) carryforwards of $242.1 million. Of the $242.1 million of NOL carryforwards, $41.6 million begin to expire in 2034 and $200.5 million do not expire. The Company also has available California NOL carryforwards of approximately $356.0 million as of December 31, 2023, which begin to expire in 2034. In addition, the Company has federal and California research and development (R&D) credit carryforwards totaling $11.8 million and $6.2 million, respectively. The federal credits begin to expire in 2034 unless previously utilized, while the state credits do not expire.

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

The following table summarized activity related to the Company's gross unrecognized tax benefits (in thousands):

	For the Year Ended December 31,
	2023	2022
Beginning balance	$2,172	$1,614
Increases related to current year tax positions	639	558
Ending balance	$2,811	$2,172

As of December 31, 2023, the Company had gross unrecognized tax benefits of $2.8 million, none of which would affect the effective tax rate if recognized. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months. The Company’s policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. The Company had no accrual for interest or penalties on its balance sheets at December 31, 2023 and has not recognized interest and/or penalties in its statement of operations for the year ended December 31, 2023.

The Company is subject to taxation in the United States and California. The Company is not currently under examination by any taxing authorities. Due to the carryover of tax attributes, the statute of limitations is currently open for tax years since inception.

11. Employee Benefit Plan

The Company has a defined-contribution 401(k) plan for employees. Employees are eligible to participate in the plan beginning on the first day of the month following date of hire. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation. The Company matches employee contributions as permitted by the plan and may make an additional discretionary match as determined by the Company's board of directors. The Company's total cost related to the 401(k) plan was $0.6 million for both the years ended December 31, 2023 and 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2023, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following director(s) and officer(s), as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On December 26, 2023, Jacob M. Chacko, M.D., our President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 250,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 28, 2025, or earlier if all transactions under the trading arrangement are completed.

On December 26, 2023, Dominic Piscitelli, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 90,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 1, 2025, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is KPMG LLP, San Diego, CA, Auditor Firm ID:185.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2023, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary.

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

1.1	Open Market Sales AgreementSM by and between the Registrant and Jefferies LLC, dated May 6, 2021	8-K	001-39269	1.1	5/6/21

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39269	3.1	4/28/20

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39269	3.1	3/24/23

4.1	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated June 4, 2019	S-1	333-236792	4.1	2/28/20

4.2	Specimen Common Stock Certificate of The Registrant	S-1/A	333-236792	4.2	4/20/20

4.3	Description of the Registrant’s securities	10-K	001-39269	4.3	3/21/22

4.4	Form of Pre-Funded Warrant	8-K	001-39269	4.1	6/27/23

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-236792	10.1	2/28/20

10.2+	2014 Equity Incentive Plan, as amended, and forms of agreement thereunder	S-1	333-236792	10.2	2/28/20

10.3+	2020 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-236792	10.3	4/20/20

10.4+	2020 Employee Stock Purchase Plan and forms of agreements thereunder	10-Q	001-39269	10.2	11/8/21

10.5+	Employment Letter between the Registrant and Jacob M. Chacko, M.D.	S-1	333-236792	10.5	2/28/20

10.6+	Employment Letter between the Registrant and Pratik Multani, M.D.	S-1	333-236792	10.6	2/28/20

10.7+	Employment Letter between the Registrant and Dominic Piscitelli	S-1	333-236792	10.7	2/28/20

10.8+	Executive Incentive Compensation Plan	S-1	333-236792	10.8	2/28/20

10.9+	Change in Control and Severance Policy	S-1	333-236792	10.9	2/28/20

10.10+	Amended and Restated Outside Director Compensation Policy	10-K	001-39269	10.10	3/21/22

10.11	Lease between the Registrant and Britannia Pointe Grand Limited Partnership, dated June 5, 2015	S-1	333-236792	10.11	2/28/20

10.12	First Amendment to Lease between the Registrant and Britannia Pointe Grand Limited Partnership, dated August 12, 2021	8-K	001-39269	10.1	8/16/21

10.13+	2022 Inducement Equity Incentive Plan and related forms of stock option and restricted stock unit agreements	8-K	001-39269	10.1	3/4/22

10.14#	License Agreement between the registrant and Mirati Therapeutics, Inc., dated as of August 3, 2020.	10-Q	001-39269	10.2	5/9/22

10.15#	License and Collaboration Agreement between the registrant and Voronoi, Inc., dated as of October 19, 2020.	10-Q	001-39269	10.3	5/9/22

10.16	Securities Purchase Agreement, dated June 24, 2023	8-K	001-39269	10.1	6/27/23

10.17	Securities Purchase Agreement, dated January 20, 2024	8-K	001-39269	10.1	1/22/24

23.1	Consent of Independent Registered Public Accounting Firm				Filed herewith

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)				Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith

97.1+	Compensation Recovery Policy				Filed herewith

101.INS	Inline XBRL Instance Document				Furnished herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document				Furnished herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Furnished herewith

+	Indicates management contract or compensatory plan.
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

ORIC Pharmaceuticals, Inc.

Date: March 11, 2024	By:	/s/ Jacob M. Chacko
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

Signature	Title	Date

/s/ Jacob M. Chacko	President and Chief Executive Officer	March 11, 2024
Jacob M. Chacko, M.D.

/s/ Dominic Piscitelli	Chief Financial Officer	March 11, 2024
Dominic Piscitelli

/s/ Richard Heyman	Chair of the Board of Directors	March 11, 2024
Richard Heyman, Ph.D.

/s/ Mardi Dier	Director	March 11, 2024
Mardi Dier

/s/ Steven Hoerter	Director	March 11, 2024
Steven Hoerter

/s/ Lori Kunkel	Director	March 11, 2024
Lori Kunkel, M.D.

/s/ Angie You	Director	March 11, 2024
Angie You, Ph.D.