Form 10-Q
period 2024-03-31
Oric Pharmaceuticals, Inc.
filed 2024-05-06
CIK 1796280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 26, 2024, the registrant had 67,422,307 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the timing, scope and likelihood of regulatory filings and approvals, including timing of Investigational New Drug (IND), or Clinical Trial Application (CTA), applications and final Food and Drug Administration (FDA), approval of ORIC-114, ORIC-944, ORIC-533 and any other future product candidates;
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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ORIC PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,360	$23,384
Short-term investments	260,418	184,803
Prepaid expenses and other current assets	7,305	4,410
Total current assets	324,083	212,597

Long-term investments	14,694	26,852
Property and equipment, net	2,801	2,862
Other assets	9,208	9,696
Total assets	$350,786	$252,007

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$2,988	$944
Accrued liabilities	12,222	19,514
Total current liabilities	15,210	20,458

Other long-term liabilities	6,931	7,461
Total liabilities	22,141	27,919

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 67,420,338 and 54,865,553 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	7	6
Additional paid-in capital	788,738	658,751
Accumulated deficit	(459,938)	(434,927)
Accumulated other comprehensive (loss) income	(162)	258
Total stockholders' equity	328,645	224,088
Total liabilities and stockholders' equity	$350,786	$252,007

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$21,960	$19,516
General and administrative	7,030	6,162
Total operating expenses	28,990	25,678
Loss from operations	(28,990)	(25,678)

Other income, net	3,979	1,733
Net loss	$(25,011)	$(23,945)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(420)	792
Comprehensive loss	$(25,431)	$(23,153)
Net loss per share, basic and diluted	$(0.37)	$(0.53)
Weighted-average shares outstanding, basic and diluted	67,349,551	45,090,166

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	54,865,553	$6	$658,751	$(434,927)	$258	$224,088
Issuance of common stock, net	12,500,000	1	124,831	—	—	124,832
Exercise of common stock options	51,540	—	198	—	—	198
Issuance of common stock upon vesting of RSUs	3,245	—	—	—	—	—
Stock-based compensation expense	—	—	4,958	—	—	4,958
Unrealized loss on investments	—	—	—	—	(420)	(420)
Net loss	—	—	—	(25,011)	—	(25,011)
Balance at March 31, 2024	67,420,338	$7	$788,738	$(459,938)	$(162)	$328,645

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	45,089,537	$5	$557,867	$(334,230)	$(1,291)	$222,351
Exercise of common stock options	16	—	—	—	—	—
Issuance of common stock upon vesting of RSUs	1,662	—	—	—	—	—
Stock-based compensation expense	—	—	3,614	—	—	3,614
Unrealized gain on investments	—	—	—	—	792	792
Net loss	—	—	—	(23,945)	—	(23,945)
Balance at March 31, 2023	45,091,215	$5	$561,481	$(358,175)	$(499)	$202,812

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(25,011)	$(23,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	261	253
Stock-based compensation expense	4,958	3,614
Accretion of discount on investments, net	(2,227)	(861)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,409)	1,103
Accounts payable and accrued other liabilities	(5,758)	(792)
Net cash used in operating activities	(30,186)	(20,628)

Cash flows from investing activities:
Acquisitions of property and equipment	(218)	(310)
Purchases of investments	(114,395)	(43,387)
Maturities of investments	52,745	56,475
Net cash (used in) provided by investing activities	(61,868)	12,778

Cash flows from financing activities:
Proceeds from issuance of common stock	125,000	—
Issuance costs associated with financings	(168)	—
Proceeds from stock option exercises	198	—
Net cash provided by financing activities	125,030	$—

Net increase (decrease) in cash, cash equivalents and restricted cash	32,976	(7,850)

Cash, cash equivalents and restricted cash at beginning of period	23,875	67,308
Cash, cash equivalents and restricted cash at end of period	$56,851	$59,458

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the balance sheets to the amounts shown in the statements of cash flows above, in thousands:

	March 31,
	2024	2023
Cash and cash equivalents	$56,360	$58,990
Restricted cash included in other assets	491	468
Total cash, cash equivalents and restricted cash	$56,851	$59,458

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

As of March 31, 2024, the Company had an accumulated deficit of $459.9 million. Through March 31, 2024, all of the Company’s financial support has been provided by proceeds from the issuance of common stock and convertible preferred stock.

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

At-The-Market Sales Agreement and Offering

The Company previously entered into an “at the market” (ATM) sales agreement with Jefferies LLC as the Company’s sales agent, to sell shares of the Company’s common stock. On March 11, 2024, pursuant to the terms of the ATM sales agreement, the Company filed a Form S-3ASR and prospectus supplement, to allow the Company to sell from time to time up to $200 million of shares of the Company’s common stock in negotiated transactions or transactions deemed to be an ATM offering.

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

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K filed with the SEC. Furthermore, the Company’s significant accounting policies are disclosed in the audited financial statements for the periods ended December 31, 2023 and 2022, included in the Company’s Annual Report on Form 10-K. Since the date of those financial statements, there have been no changes to its significant accounting policies.

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

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Lab equipment	$6,760	$6,596
Leasehold improvements	1,967	1,967
Computer hardware and software	248	299
Furniture and fixtures	494	494
Total property and equipment, gross	9,469	9,356
Less accumulated depreciation	(6,668)	(6,494)
Total property and equipment, net	$2,801	$2,862

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued clinical and manufacturing costs	$5,529	$9,436
Accrued compensation	3,024	6,529
Operating lease liabilities - short-term	2,775	2,752
Other accruals	894	797
Total accrued liabilities	$12,222	$19,514

6. Investments

The Company's available-for-sale investments consisted of the following (in thousands):

March 31, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term
U.S. treasury securities	$260,539	$42	$(163)	$260,418
Short-term investments	$260,539	$42	$(163)	$260,418

Long-term
U.S. treasury securities	$14,735	$—	$(41)	$14,694
Long-term investments	$14,735	$—	$(41)	$14,694

December 31, 2023
Short-term
U.S. treasury securities	$181,947	$180	$(64)	$182,063
U.S. agency bonds	2,500	—	(4)	2,496
Certificates of deposit	245	—	(1)	244
Short-term investments	$184,692	$180	$(69)	$184,803

Long-term
U.S. treasury securities	$26,705	$147	$—	$26,852
Long-term investments	$26,705	$147	$—	$26,852

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of March 31, 2024 and December 31, 2023. Credit loss is limited due to the nature of the investments.

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

Following are the major categories of assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
March 31, 2024
Money market funds (1)	$56,360	$56,360	$—	$—	$56,360
U.S. treasury securities	275,112	275,112	—	—	275,112
Total	$331,472	$331,472	$—	$—	$331,472
December 31, 2023
Money market funds (1)	$23,384	$23,384	$—	$—	$23,384
U.S. treasury securities	208,915	208,915	—	—	208,915
U.S. agency bonds	2,496	—	2,496	—	2,496
Certificates of deposit	244	244	—	—	244
Total	$235,039	$232,543	$2,496	$—	$235,039

(1) Included in cash and cash equivalents in accompanying balance sheets.

No transfers between levels occurred during either of the reporting periods presented.

8. Stockholders’ Equity and Stock-Based Compensation

As of March 31, 2024, there were 2,485,870 shares available for future issuance under the 2020 Equity Incentive Plan and 770,371 shares available for future issuance under the 2022 Inducement Equity Incentive Plan. The 2020 Equity Incentive Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors and consultants of the Company. The 2022 Inducement Equity Incentive Plan provides for the grants of equity-based awards to individuals not previously employees or non-employee directors of the Company.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$2,145	$1,475
General and administrative	2,813	2,139
Total stock-based compensation expense	$4,958	$3,614

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

The following table summarizes the stock option activity for the three months ended March 31, 2024:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	8,715,529	$4.70
Granted	2,274,990	$9.20
Exercised	(51,540)	$3.86
Forfeited and cancelled	(123,025)	$6.21
Outstanding at March 31, 2024	10,815,954	$5.63	8.1	$89,201
Exercisable at March 31, 2024	4,521,533	$4.42	6.9	$43,542

The fair value of stock option awards to employees, executives, directors, and other service providers was estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	3.82% - 4.19%	3.45%
Expected volatility	85.97% - 86.31%	87.68%
Expected term (in years)	6.08	6.08
Expected dividend yield	0%	0%

The Company recognized stock-based compensation expense related to the vesting of stock options of $4.1 million and $3.1 million during the three months ended March 31, 2024 and 2023, respectively. Total unrecognized compensation expense related to outstanding unvested stock-option awards as of March 31, 2024, was $40.3 million, which is expected to be recognized over a weighted-average remaining service period of 2.8 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2024:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2023	330,631	$6.55
Granted	379,267	$9.20
Vested	(3,245)	$7.01
Forfeited	(11,407)	$8.27
Outstanding at March 31, 2024	695,246	$7.97

The Company recognized stock-based compensation expense related to the vesting of restricted stock units of $0.6 million and $0.3 million during the three months ended March 31, 2024 and 2023, respectively. Total unrecognized compensation expense related to restricted stock units as of March 31, 2024, was $4.8 million, which is expected to be recognized over a weighted-average remaining service period of 2.2 years.

Employee Stock Purchase Plan

The Company recognized stock-based compensation expense related to the Employee Stock Purchase Plan (ESPP) of $0.3 million and $0.2 million during the three months ended March 31, 2024 and 2023, respectively.

Pre-funded Warrants

In June 2023, the Company completed a private placement, in which it sold 9,285,710 shares of common stock together with pre-funded warrants to purchase 2,857,142 shares of common stock with an exercise price of $0.0001 per share. Each pre-funded warrant was immediately exercisable and will remain exercisable until exercised in full. The Company performed an assessment upon issuance of the pre-funded warrants to determine proper classification in the financial statements based on the specific terms of the pre-funded warrants. The Company determined the pre-funded warrants met all the criteria for equity classification and recorded them in additional paid-in capital. All pre-funded warrants remained outstanding as of March 31, 2024.

Net Loss per Share

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	10,815,954	8,474,399
Non-vested restricted stock units	695,246	485,942
Total	11,511,200	8,960,341

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and our audited financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 11, 2024. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward-Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk factors” included elsewhere in this report.

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

Our clinical stage product candidates include:

•
ORIC-114, a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target epidermal growth factor receptor (EGFR) and human epidermal growth factor receptor 2 (HER2) with high potency towards exon 20 insertion mutations, for which we licensed development and commercialization rights from Voronoi Inc. (Voronoi) in October 2020 (Voronoi License Agreement). In the fourth quarter of 2021, we filed a Clinical Trial Application (CTA) in South Korea for ORIC-114, which was cleared in the first quarter of 2022. We also filed and cleared an Investigational New Drug Application (IND) with the U.S. Food and Drug Administration (FDA) for ORIC-114 in the third quarter of 2022. We are enrolling a Phase 1b trial of ORIC-114 as a single-agent, in patients with advanced solid tumors with EGFR and HER2 exon 20 alterations, atypical EGFR mutations or HER2 amplifications, and that trial allows patients with CNS metastases that are either treated or untreated but asymptomatic. We reported initial Phase 1b data from this trial at the European Society for Medical Oncology (ESMO) Congress in October 2023, which demonstrated both systemic and intracranial activity across multiple dose levels in a heavily pre-treated patient population. In April 2024, we announced the selection of two provisional recommended Phase 2 dose (RP2D) levels of ORIC-114 at 80 mg and 120 mg QD, which are being further evaluated in three dose expansion cohorts for dose optimization and final RP2D selection. These expansion cohorts have now been initiated in patients with non-small cell lung cancer (NSCLC) with EGFR exon 20 (EGFR exon 20 inhibitor naïve), HER2 exon 20, or atypical EGFR mutations. We also announced the initiation of an extension cohort for the treatment of patients with first-line, treatment-naïve EGFR exon 20 NSCLC. We expect to report updated Phase 1b data in the first half of 2025.
•
ORIC-944, an allosteric inhibitor of the polycomb repressive complex 2 (PRC2) via the embryonic ectoderm development (EED) subunit, for which we licensed development and commercialization rights from Mirati Therapeutics, Inc. (Mirati) in August 2020 (Mirati License Agreement). We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021. We are enrolling a Phase 1b trial of ORIC-944 as a single-agent, in patients with advanced prostate cancer and reported initial Phase 1b data from this trial in January 2024, demonstrating potential best-in-class drug properties, including an approximate 20-hour clinical half-life, robust target engagement and a favorable safety profile. We are proceeding with a combination study of ORIC-944 with AR inhibitor(s) in metastatic prostate cancer and will provide a program update in mid-2024.
•
ORIC-533, an orally bioavailable small molecule inhibitor of CD73, a key node in the adenosine pathway believed to play a central role in resistance to chemotherapy- and immunotherapy-based treatment regimens. In the second quarter of 2021, the FDA cleared the IND for ORIC-533, and in the first quarter of 2023, a CTA was cleared in Canada for ORIC-533. We are completing a Phase 1b trial of ORIC-533 as a single-agent, in patients with relapsed/refractory multiple myeloma and reported initial Phase 1b data from this trial at the American Society of Hematology (ASH) annual meeting in December 2023. We intend to evaluate strategic partnerships to develop ORIC-533 in combination with other immune-based antimyeloma therapies.

Beyond these clinical stage product candidates, we are developing multiple discovery stage precision medicines targeting other hallmark cancer resistance mechanisms.

We have incurred significant losses since the commencement of our operations. Our net loss for the three months ended March 31, 2024 was $25.0 million and we had an accumulated deficit of $459.9 million as of March 31, 2024. Our losses and accumulated deficit have resulted primarily from costs incurred in connection with research and development activities including in-licensing and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we anticipate these losses will increase significantly as we continue our development of ORIC-114 and ORIC-944 and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

We previously entered into an “at the market” (ATM) sales agreement with Jefferies LLC as our sales agent, to sell shares of our common stock. On March 11, 2024, pursuant to the terms of the ATM sales agreement, we filed a Form S-3ASR and prospectus supplement, to allow us to sell from time to time up to $200 million of shares of our common stock in negotiated transactions or transactions deemed to be an ATM offering.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Operating expenses:
Research and development	$21,960	$19,516	$2,444
General and administrative	7,030	6,162	868
Total operating expenses	28,990	25,678	3,312
Loss from operations	(28,990)	(25,678)	(3,312)

Other income, net	3,979	1,733	2,246

Net loss	$(25,011)	$(23,945)	$(1,066)

Research and Development Expenses

Research and development expenses were $22.0 million for the three months ended March 31, 2024, compared to $19.5 million for the same period in 2023, an increase of $2.4 million. The increase was driven by a net increase in external expenses of $0.8 million and higher personnel costs of $1.6 million, including additional non-cash stock-based compensation of $0.7 million. The net increase in external expenses was related to the advancement of ORIC-114 and ORIC-944, offset by lower preclinical, other unallocated and discontinued costs and lower ORIC-533 costs.

The following table summarizes our external and internal costs for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
External costs:
ORIC-114	$4,365	$1,569	$2,796
ORIC-944	4,641	2,994	1,647
ORIC-533	998	1,761	(763)
Preclinical, other unallocated and discontinued costs	4,585	7,467	(2,882)
Total external costs	14,589	13,791	798
Internal costs	7,371	5,725	1,646
Total research and development expenses	$21,960	$19,516	$2,444

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.

General and Administrative Expenses

General and administrative expenses were $7.0 million for the three months ended March 31, 2024, compared to $6.2 million for the same period in 2023, an increase of $0.9 million. The increase was primarily due to higher personnel costs, including additional non-cash stock-based compensation of $0.7 million.

Liquidity and Capital Resources

Sources of Liquidity

We previously entered into an ATM sales agreement with Jefferies LLC as our sales agent, to sell shares of our common stock. On March 11, 2024, pursuant to the terms of the ATM sales agreement, we filed a Form S-3ASR and prospectus supplement, to allow us to sell from time to time up to $200 million of shares of our common stock in negotiated transactions or transactions deemed to be an ATM offering.

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

Cash Flows

The following table summarizes the sources and uses of our cash (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(30,186)	$(20,628)
Net cash (used in) provided by investing activities	(61,868)	12,778
Net cash provided by financing activities	125,030	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$32,976	$(7,850)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2024, of $30.2 million was attributable to our net loss of $25.0 million and $8.2 million in changes to working capital related to the timing of payments, offset by non-cash expenses of $3.0 million, which were primarily driven by stock-based compensation and accretion of discount on investments.

Net cash used in operating activities during the three months ended March 31, 2023, of $20.6 million was attributable to our net loss of $23.9 million, offset by a $0.3 million net increase from working capital and non-cash expenses of $3.0 million, which were primarily driven by stock-based compensation.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2024, of $61.9 million was primarily attributable to purchases of investments, net of maturities.

Net cash provided by investing activities during the three months ended March 31, 2023, of $12.8 million was primarily attributable to maturities of investments, net of purchases.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2024, of $125.0 million was primarily attributable to proceeds received from our private placement in January 2024.

There was no cash provided by or used in financing activities during the three months ended March 31, 2023.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, expenses, and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing the income we receive without significantly increasing risk. To achieve this objective, we may invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years, in accordance with an investment policy approved by our audit committee. Some of the financial instruments that we invest in could be subject to market risk, meaning that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include a variety of securities, including money market funds, government debt securities, certificates of deposit and commercial paper, all with various maturity dates. As of March 31, 2024, we had cash equivalents and investments of $331.5 million, consisting of interest-bearing money market funds, certificates of deposit, securities issued by the U.S. Treasury and marketable debt instruments of government-sponsored enterprises. Due to the nature of our cash equivalents and investments, an immediate 100 basis point change in interest rates would not have a material effect on their fair market value.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2024, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
potentially negative clinical trial results and challenges related to FDA, European Medicines Agency (EMA) and other regulatory requirements;
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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through public offerings and private placements of our common stock, convertible preferred stock and other derivative securities. Our net loss was $25.0 million for the three months ended March 31, 2024, and as of March 31, 2024, we had an accumulated deficit of $459.9 million. In the second quarter of 2021, the U.S. Food and Drug Administration (FDA) cleared an Investigational New Drug Application (IND) for ORIC-533 and, in the first quarter of 2023, a Clinical Trial Application (CTA) was cleared in Canada for ORIC-533. In the fourth quarter of 2021, we filed a CTA in South Korea for ORIC-114, which was cleared in the first quarter of 2022. We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021 and an IND with the FDA for ORIC-114 in the third quarter of 2022. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of March 31, 2024, we had $331.5 million in cash, cash equivalents and investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into late 2026. Our estimate as to how long we expect our existing cash, cash equivalents, and investments, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We are exploring predictive biomarkers to determine patient selection for our clinical trials and to evaluate whether a companion diagnostic test will be required for any of our product candidates. In general, the FDA expects to review and approve simultaneously NDA and pre-market approval submissions for a therapeutic and its companion diagnostic, respectively, so any delay in diagnostic approval could delay drug approval. On April 13, 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. In June 2023, the FDA announced a new voluntary pilot program through which drug manufacturers can provide to the FDA the diagnostic test performance information used to enroll patients into clinical trials for drug approval. Based on assessment of the performance information, the FDA will publish the minimum performance characteristics recommended for similar tests that may be used to select patients for treatment with the approved drug to help laboratories identify specific biomarkers for their development of laboratory-developed tests (LDTs), and to ensure more consistent performance of these tests for drug selection and improved cancer patient care. In October 2023, the FDA published a proposed rule that proposes to phase out its enforcement discretion for most LDTs and to amend the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the diagnostic product is a laboratory. We will continue to evaluate the impact of these guidance documents on our companion diagnostic development and strategy. These guidance documents and future issuances from the FDA and other regulatory authorities, including changes in the FDA’s regulation of diagnostic tests and LTDs, may impact our development of a companion diagnostic for our product candidates and result in delays in regulatory approval. We may be required to conduct additional studies to support a broader claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon any of our companion diagnostic development plans or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and our business operations.

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

Where appropriate, we plan to secure approval from the FDA or comparable foreign regulatory authorities through the use of accelerated registration pathways. If we are unable to obtain such approval, or if we fail to meet the requirements or the timeline agreed upon with the FDA for a confirmatory trial, our regulatory approval may be delayed and we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for one or more of our product candidates. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The Food and Drug Omnibus Reform Act made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements. If the FDA finds that the confirmatory trial is not sufficiently underway or that the sponsor has not met all the requirements or enrollment timeline for the confirmatory trial agreed upon with the FDA before submitting an application for accelerated approval, the FDA may issue a complete response letter and refuse to grant accelerated approval. If we are not able to meet the FDA’s requirements for accelerated approval, then our regulatory approval may be delayed.

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

Prior to seeking such accelerated approval, we will seek feedback from the FDA and will otherwise evaluate our ability to seek and receive such accelerated approval, including alignment with the FDA on requirements for a confirmatory trial. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent FDA feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation (e.g., breakthrough therapy designation), there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

Additionally, the collection, use and other processing of health data in the EU is governed by the General Data Protection Regulation (GDPR), which extends the geographical scope of EU data protection law to non-EU entities under certain conditions and imposes substantial obligations upon companies and new rights for individuals. Failure to comply with the GDPR and the applicable national data protection laws of EU Member States may result in fines up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties and liabilities. The GDPR has increased our responsibility and liability in relation to personal data that we may process, and we may be required to put in place additional mechanisms in an effort to comply with the GDPR or other laws and regulations relating to privacy, data protection and cybersecurity. This may be onerous and if our efforts to comply with GDPR or other applicable laws and regulations are not successful, it could adversely affect our business. Further, the European Court of Justice (ECJ) in 2020 invalidated the EU-U.S. Privacy Shield and imposed additional requirements for companies making use of standard contractual clauses issued by the European Commission (SCCs), including requirements to make use of updated SCCs. The UK also has issued updated standard contractual clauses that also are required to be implemented. The ECJ’s decision and other events with respect to cross-border data transfer may impose additional obligations with respect to the transfer of personal data from the European Economic Area, the UK and Switzerland to the U.S. and may require us to modify our policies and practices and engage in additional contractual negotiations, each of which could increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from those regions to the U.S.

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

Finally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA (a) allows enforcement by the California Attorney General, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation and (b) authorizes private lawsuits to recover statutory damages for certain data breaches. While it exempts some data regulated by the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and certain clinical trials data, the CCPA may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in November 2020, and it became operative in most respects on January 1, 2023. The CPRA significantly modified the CCPA, which may require us to modify our practices and policies and may further increase our compliance costs and potential liability. Numerous other states’ legislatures are considering or have enacted similar laws that will require ongoing compliance efforts and investment, and which may increase our potential liability and adversely affect our business. For example, Colorado, Connecticut, Utah and Virginia have enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana and Texas have enacted similar legislation that becomes effective in 2024; Tennessee, Iowa, Delaware and New Jersey have enacted similar legislation that will take effect in 2025; and Indiana has enacted similar legislation that will become effective in 2026. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action.

The interpretation and application of laws and regulations relating to privacy, data protection, data security, and other matters in the United States, the European Economic Area, and elsewhere are often uncertain, contradictory, and in flux. Any failure or perceived failure to comply with federal, state, or foreign laws or regulations, or contractual or other legal obligations, may result in claims, warnings, communications, requests, or investigations from individuals, supervisory authorities, or other legal or regulatory authorities, and regulatory investigations or other proceedings. It is possible that these laws, regulations, and other actual or asserted obligations may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in claims, demands, and litigation or other proceedings initiated by regulatory authorities or others, and fines, penalties, damages, or other liabilities, as well as government-imposed orders requiring that we change our practices, which could adversely affect our business. Our efforts to comply with emerging and changing legal and regulatory requirements relating to privacy, data protection, data security and other matters may cause us to incur costs or require us to change our business practices, which could harm our business, financial condition, and results of operations and prospects.

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

As of March 31, 2024, we had 102 full-time employees, including 75 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained and otherwise processed on our information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage, disruption, or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, phishing and other means of social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our data or data that is processed or maintained on our behalf, or other assets. For example, we have received phishing attacks, and companies have experienced an increase in phishing and social engineering attacks from third parties in recent years, and the increase in remote working further increases security threats. International military conflicts may also increase cybersecurity threats that we and our CROs and other contractors and consultants face. Moreover, advancements in technology, such as artificial intelligence and machine learning, are changing and may continue to change the way companies are subjected to attempts to gain unauthorized access and disrupt systems, thereby increasing the risks of security threats and attacks. Any disruption or security breach or incident resulting in any loss, destruction, unavailability, or unauthorized alteration, disclosure, dissemination, or processing of, or damage or unauthorized access to, our applications, any data processed or maintained on our behalf, or other assets, or for it to be believed or reported that any of these occurred, we could incur liability, financial harm and reputational damage and the development and commercialization of our product candidates could be delayed. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns, disruptions, or breaches in systems or have prevented or will prevent other cyber incidents that cause loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our data or other data processed or maintained on our behalf or other assets that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss, corruption, or unavailability of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our information technology systems or security breaches or incidents, suffered by us, or any of our third-party CROs, other contractors, or consultants, could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure, dissemination, or other processing of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event or any other security breach or incident that leads to the loss, corruption, or unavailability of, damage to, unauthorized access to, or use, alteration, disclosure, dissemination, or other processing of, personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

Our Chief Business Officer was sued by the Securities and Exchange Commission for insider trading on a matter unrelated to ORIC.

On August 17, 2021, the SEC filed a civil enforcement action against our Chief Business Officer for insider trading in violation of the securities laws. The lawsuit involved transactions that occurred in 2016 while our Chief Business Officer was employed by a different company. On April 5, 2024, a jury found our Chief Business Officer liable for insider trading. As a result of the adverse jury verdict, our Chief Business Officer may be subject to fines, penalties and the imposition of restrictive sanctions that may affect his ability to serve as an officer of our company. Our Chief Business Officer has appeal rights that he may choose to pursue.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.

Our net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our NOLs generated in tax years beginning prior to January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and therefore could expire unused. Our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. As of December 31, 2023, we had available NOL carryforwards of $242.1 million, of which $200.5 million do not expire. We also had available California NOL carryforwards of approximately $356.0 million as of December 31, 2023, which begin to expire in 2034 and are subject to limitation on use. In addition, as of December 31, 2023, we had federal and California research and development credit carryforwards totaling $11.8 million and $6.2 million, respectively. The federal credits begin to expire in 2034 unless previously utilized, while the state credits do not expire.

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

We are subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, the United States enacted a 1% excise tax on stock buybacks and a 15% alternative minimum tax on adjusted financial statement income. In addition, the current administration has proposed changes to the tax credits available for orphan drug development. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development (OECD) have proposed implementing changes to existing tax laws, including a 15% global minimum tax. Many EU member states and other countries have enacted or are considering enacting such legislation. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or tax credits and incentives will not be adversely affected by these or other developments or changes in law.

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

Although as of March 31, 2024, we owned eight and licensed five issued patents in the United States pertaining to our three product candidates, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued or licensed patents will not be found invalid or unenforceable if challenged.

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

Although as of March 31, 2024, we owned eight and licensed five issued patents in the United States pertaining to our three product candidates and pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. As of March 31, 2024, we had one trademark registered with the USPTO and one pending United States trademark application. Our trademark applications may not result in any trademark registrations being issued, and our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

As of March 31, 2024, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned a significant percentage of our outstanding common stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

None.

Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

No officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Amendment No.1 to the License and Collaboration Agreement by and between the Registrant and Voronoi Inc., effective March 20, 2024				Filed herewith
10.2+	Amended and Restated Outside Director Compensation Policy				Filed herewith
10.3	Amended and Restated 2022 Inducement Equity Incentive Plan, and form agreements thereunder	8-K	001-39269	10.1	3/29/2024
10.4	Stock Purchase Agreement, dated January 20, 2024, by and among the Company and the purchasers therein	8-K	001-39269	10.1	1/22/2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
101.INS	INLINE XBRL Instance Document				Furnished herewith
101.SCH	INLINE XBRL Taxonomy Extension Schema with Embedded Linkbase Document				Furnished herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Furnished herewith

+	Indicates management contract or compensatory plan.
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

ORIC Pharmaceuticals, Inc.

Date: May 6, 2024	By:	/s/ Jacob M. Chacko
Jacob M. Chacko, M.D.
President and Chief Executive Officer

Date: May 6, 2024	By:	/s/ Dominic Piscitelli
Dominic Piscitelli
Chief Financial Officer