Form 10-Q
period 2024-06-30
Oric Pharmaceuticals, Inc.
filed 2024-08-12
CIK 1796280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, the registrant had 70,542,476 shares of common stock, $0.0001 par value per share, outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ORIC PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,831	$23,384
Short-term investments	236,575	184,803
Prepaid expenses and other current assets	8,193	4,410
Total current assets	294,599	212,597

Long-term investments	22,126	26,852
Property and equipment, net	2,878	2,862
Other assets	9,303	9,696
Total assets	$328,906	$252,007

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$2,309	$944
Accrued liabilities	17,230	19,514
Total current liabilities	19,539	20,458

Other long-term liabilities	6,967	7,461
Total liabilities	26,506	27,919

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 67,672,303 and 54,865,553 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	7	6
Additional paid-in capital	794,550	658,751
Accumulated deficit	(491,901)	(434,927)
Accumulated other comprehensive (loss) income	(256)	258
Total stockholders' equity	302,400	224,088
Total liabilities and stockholders' equity	$328,906	$252,007

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$28,940	$18,787	$50,900	$38,303
General and administrative	7,077	6,205	14,107	12,367
Total operating expenses	36,017	24,992	65,007	50,670
Loss from operations	(36,017)	(24,992)	(65,007)	(50,670)

Other income, net	4,054	2,048	8,033	3,781
Net loss	$(31,963)	$(22,944)	$(56,974)	$(46,889)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(94)	(68)	(514)	724
Comprehensive loss	$(32,057)	$(23,012)	$(57,488)	$(46,165)
Net loss per share, basic and diluted	$(0.45)	$(0.50)	$(0.83)	$(1.03)
Weighted-average shares outstanding, basic and diluted	70,348,414	45,654,208	68,848,981	45,373,745

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	54,865,553	$6	$658,751	$(434,927)	$258	$224,088
Issuance of common stock, net	12,500,000	1	124,831	—	—	124,832
Exercise of common stock options	51,540	—	198	—	—	198
Issuance of common stock upon vesting of RSUs	3,245	—	—	—	—	—
Stock-based compensation expense	—	—	4,958	—	—	4,958
Unrealized loss on investments	—	—	—	—	(420)	(420)
Net loss	—	—	—	(25,011)	—	(25,011)
Balance at March 31, 2024	67,420,338	$7	$788,738	$(459,938)	$(162)	$328,645
Exercise of common stock options	71,936	—	293	—	—	293
Issuance of common stock upon vesting of RSUs	10,780	—	—	—	—	—
Issuance of common stock from ESPP	169,249	—	523	—	—	523
Stock-based compensation expense	—	—	4,996	—	—	4,996
Unrealized loss on investments	—	—	—	—	(94)	(94)
Net loss	—	—	—	(31,963)	—	(31,963)
Balance at June 30, 2024	67,672,303	$7	$794,550	$(491,901)	$(256)	$302,400

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	45,089,537	$5	$557,867	$(334,230)	$(1,291)	$222,351
Exercise of common stock options	16	—	—	—	—	—
Issuance of common stock upon vesting of RSUs	1,662	—	—	—	—	—
Stock-based compensation expense	—	—	3,614	—	—	3,614
Unrealized gain on investments	—	—	—	—	792	792
Net loss	—	—	—	(23,945)	—	(23,945)
Balance at March 31, 2023	45,091,215	$5	$561,481	$(358,175)	$(499)	$202,812
Issuance of common stock and pre-funded warrants, net	9,285,710	1	84,773	—	—	84,774
Issuance of common stock upon vesting of RSUs	9,308	—	—	—	—	—
Issuance of common stock from ESPP	145,938	—	400	—	—	400
Stock-based compensation expense	—	—	3,825	—	—	3,825
Unrealized loss on investments	—	—	—	—	(68)	(68)
Net loss	—	—	—	(22,944)	—	(22,944)
Balance at June 30, 2023	54,532,171	$6	$650,479	$(381,119)	$(567)	$268,799

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(56,974)	$(46,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	533	512
Stock-based compensation expense	9,954	7,439
Loss on fixed asset disposals	—	9
Accretion of discount on investments, net	(4,523)	(2,124)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,843)	892
Accounts payable and accrued other liabilities	(1,958)	(1,612)
Net cash used in operating activities	(55,811)	(41,773)

Cash flows from investing activities:
Acquisitions of property and equipment	(551)	(715)
Purchases of investments	(163,282)	(99,285)
Maturities of investments	120,245	93,465
Net cash used in investing activities	(43,588)	(6,535)

Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants	125,000	85,000
Issuance costs associated with financings	(168)	(226)
Proceeds from issuance of common stock under ESPP	523	400
Proceeds from stock option exercises	491	—
Net cash provided by financing activities	125,846	$85,174

Net increase in cash, cash equivalents and restricted cash	26,447	36,866

Cash, cash equivalents and restricted cash at beginning of period	23,875	67,308
Cash, cash equivalents and restricted cash at end of period	$50,322	$104,174

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the balance sheets to the amounts shown in the statements of cash flows above, in thousands:

	June 30,
	2024	2023
Cash and cash equivalents	$49,831	$103,683
Restricted cash included in other assets	491	491
Total cash, cash equivalents and restricted cash	$50,322	$104,174

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

As of June 30, 2024, the Company had an accumulated deficit of $491.9 million. Through June 30, 2024, all of the Company’s financial support has been provided by proceeds from the issuance of common stock and convertible preferred stock.

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

On June 24, 2023, the Company entered into a securities purchase agreement with a select group of institutional and accredited healthcare specialist investors for the private placement of 9,285,710 shares of common stock at a price of $7.00 per share and pre-funded warrants to purchase 2,857,142 shares of common stock at a purchase price of $6.9999 per pre-funded warrant, resulting in gross proceeds of $85.0 million. The purchase price per share represents a premium to the market price at the time of sale. After deducting expenses related to the private placement of $0.2 million, the net proceeds to the Company from the private placement were $84.8 million. The private placement closed on June 27, 2023. On December 15, 2023, the Company filed a Form S-3 registering the shares sold and the shares underlying the pre-funded warrants sold in the private placement. The Form S-3 was declared effective by the SEC on December 28, 2023. On July 8, 2024, all pre-funded warrants were exercised at an exercise price of $0.0001 per share of common stock.

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

3. License Agreements and Clinical Development Collaboration

Bayer and Johnson & Johnson collaboration

On May 14, 2024, the Company entered into a clinical trial collaboration and supply agreement with Bayer Consumer Care AG (Bayer), to evaluate ORIC-944 in combination with Nubeqa® (darolutamide), Bayer’s androgen receptor (AR) inhibitor. On July 10, 2024, the Company entered into a clinical trial collaboration and supply agreement with Janssen Research & Development, LLC, a Johnson & Johnson company (Johnson & Johnson), to evaluate ORIC 944 in combination with Erleada® (apalutamide), Johnson & Johnson’s AR inhibitor. The Company will continue to conduct and sponsor the ongoing Phase 1b trial, and Bayer and Johnson & Johnson will provide darolutamide and apalutamide, respectively, for the study. The Company will maintain full economic ownership and control of ORIC-944.

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

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Lab equipment	$7,083	$6,596
Leasehold improvements	1,993	1,967
Computer hardware and software	248	299
Furniture and fixtures	494	494
Total property and equipment, gross	9,818	9,356
Less accumulated depreciation	(6,940)	(6,494)
Total property and equipment, net	$2,878	$2,862

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued clinical and manufacturing costs	$9,718	$9,436
Accrued compensation	4,106	6,529
Operating lease liabilities - short-term	2,770	2,752
Other accruals	636	797
Total accrued liabilities	$17,230	$19,514

6. Investments

The Company's available-for-sale investments consisted of the following (in thousands):

June 30, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term
U.S. treasury securities	$236,820	$1	$(246)	$236,575
Short-term investments	$236,820	$1	$(246)	$236,575

Long-term
U.S. treasury securities	$22,137	$—	$(11)	$22,126
Long-term investments	$22,137	$—	$(11)	$22,126

December 31, 2023
Short-term
U.S. treasury securities	$181,947	$180	$(64)	$182,063
U.S. agency bonds	2,500	—	(4)	2,496
Certificates of deposit	245	—	(1)	244
Short-term investments	$184,692	$180	$(69)	$184,803

Long-term
U.S. treasury securities	$26,705	$147	$—	$26,852
Long-term investments	$26,705	$147	$—	$26,852

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of June 30, 2024 and December 31, 2023. Credit loss is limited due to the nature of the investments.

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

Following are the major categories of assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
June 30, 2024
Money market funds (1)	$49,831	$49,831	$—	$—	$49,831
U.S. treasury securities	258,701	258,701	—	—	258,701
Total	$308,532	$308,532	$—	$—	$308,532
December 31, 2023
Money market funds (1)	$23,384	$23,384	$—	$—	$23,384
U.S. treasury securities	208,915	208,915	—	—	208,915
U.S. agency bonds	2,496	—	2,496	—	2,496
Certificates of deposit	244	244	—	—	244
Total	$235,039	$232,543	$2,496	$—	$235,039

(1) Included in cash and cash equivalents in accompanying balance sheets.

No transfers between levels occurred during either of the reporting periods presented.

8. Stockholders’ Equity and Stock-Based Compensation

As of June 30, 2024, there were 2,401,028 shares available for future issuance under the 2020 Equity Incentive Plan and 633,571 shares available for future issuance under the 2022 Inducement Equity Incentive Plan. The 2020 Equity Incentive Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors and consultants of the Company. The 2022 Inducement Equity Incentive Plan provides for the grants of equity-based awards to individuals not previously employees or non-employee directors of the Company.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$2,131	$1,577	$4,276	$3,052
General and administrative	2,865	2,248	5,678	4,387
Total stock-based compensation expense	$4,996	$3,825	$9,954	$7,439

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

The following table summarizes the stock option activity for the six months ended June 30, 2024:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	8,715,529	$4.70
Granted	2,532,290	$9.25
Exercised	(123,476)	$3.98
Forfeited and cancelled	(173,127)	$6.45
Outstanding at June 30, 2024	10,951,216	$5.73	7.9	$23,099
Exercisable at June 30, 2024	5,012,939	$4.51	6.9	$15,738

The fair value of stock option awards to employees, executives, directors, and other service providers was estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	3.82% - 4.64%	3.45% - 4.03%
Expected volatility	85.63% - 86.31%	86.33% - 87.68%
Expected term (in years)	5.50 - 6.08	5.50 - 6.08
Expected dividend yield	0%	0%

The Company recognized stock-based compensation expense related to the vesting of stock options of $4.1 million and $3.2 million during the three months ended June 30, 2024 and 2023, respectively, and $8.2 million and $6.3 million during the six months ended June 30, 2024 and 2023, respectively. Total unrecognized compensation expense related to outstanding unvested stock-option awards as of June 30, 2024, was $37.7 million, which is expected to be recognized over a weighted-average remaining service period of 2.6 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2024:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2023	330,631	$6.55
Granted	400,767	$9.33
Vested	(14,025)	$4.92
Forfeited	(18,463)	$8.04
Outstanding at June 30, 2024	698,910	$8.14

The Company recognized stock-based compensation expense related to the vesting of restricted stock units of $0.7 million and $0.3 million during the three months ended June 30, 2024 and 2023, respectively, and $1.3 million and $0.6 million during the six months ended June 30, 2024 and 2023, respectively. Total unrecognized compensation expense related to restricted stock units as of June 30, 2024, was $4.4 million, which is expected to be recognized over a weighted-average remaining service period of 2.0 years.

Employee Stock Purchase Plan

The Company recognized stock-based compensation expense related to the Employee Stock Purchase Plan (ESPP) of $0.2 million and $0.3 million during the three months ended June 30, 2024 and 2023, respectively, and $0.5 million during both the six months ended June 30, 2024 and 2023.

Pre-funded Warrants

In June 2023, the Company completed a private placement, in which it sold 9,285,710 shares of common stock together with pre-funded warrants to purchase 2,857,142 shares of common stock with an exercise price of $0.0001 per share. The Company performed an assessment upon issuance of the pre-funded warrants to determine proper classification in the financial statements based on the specific terms of the pre-funded warrants. The Company determined the pre-funded warrants met all the criteria for equity classification and recorded them in additional paid-in capital. All pre-funded warrants remained outstanding as of June 30, 2024.

On July 8, 2024, the Company issued 2,857,104 shares of common stock to warrant holders upon their exercise of outstanding pre-funded warrants, pursuant to a net exercise mechanism under the pre-funded warrants. Each pre-funded warrant had an exercise price of $0.0001 per share. The issuances of the shares were exempt from registration under the Securities Act pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange. The resale of the shares of common stock issued upon the exercise of pre-funded warrants were previously registered with the Company’s registration statement on Form S-3 filed on December 15, 2023, which was declared effective by the SEC on December 28, 2023.

Net Loss per Share

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock	10,951,216	8,600,857	10,951,216	8,600,857
Non-vested restricted stock units	698,910	481,397	698,910	481,397
Total	11,650,126	9,082,254	11,650,126	9,082,254

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
•
ORIC-944, an allosteric inhibitor of the polycomb repressive complex 2 (PRC2) via the embryonic ectoderm development (EED) subunit, for which we licensed development and commercialization rights from Mirati Therapeutics, Inc. (Mirati) in August 2020 (Mirati License Agreement). We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021. We completed a Phase 1b trial of ORIC-944 as a single-agent, in patients with advanced prostate cancer and reported initial Phase 1b data from this trial in January 2024, demonstrating potential best-in-class drug properties, including an approximate 20-hour clinical half-life, robust target engagement and a favorable safety profile. In July 2024, we announced that in the first half of 2024 we initiated dosing of ORIC-944 in combination with darolutamide as well as in combination with apalutamide, as part of the ongoing Phase 1b trial in patients with metastatic prostate cancer. We also announced that we entered into clinical trial collaboration and supply agreements with Bayer and Janssen Research & Development, LLC, a Johnson & Johnson company, to evaluate ORIC-944 in combination with Nubeqa® (darolutamide), Bayer’s androgen receptor (AR) inhibitor, and Erleada® (apalutamide), Johnson & Johnson’s AR inhibitor.
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

We have incurred significant losses since the commencement of our operations. Our net loss for the six months ended June 30, 2024 was $57.0 million and we had an accumulated deficit of $491.9 million as of June 30, 2024. Our losses and accumulated deficit have resulted primarily from costs incurred in connection with research and development activities including in-licensing and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we anticipate these losses will increase significantly as we continue our development of ORIC-114 and ORIC-944 and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

On June 24, 2023, we entered into a securities purchase agreement with a select group of institutional and accredited healthcare specialist investors for the private placement of 9,285,710 shares of common stock at a price of $7.00 per share and pre-funded warrants to purchase 2,857,142 shares of common stock at a purchase price of $6.9999 per pre-funded warrant, resulting in gross proceeds of $85.0 million. The purchase price per share represents a premium to the market price at the time of sale. After deducting offering expenses related to the private placement of $0.2 million, the net proceeds we received from the private placement were $84.8 million. The private placement closed on June 27, 2023. On July 8, 2024, all pre-funded warrants were exercised at an exercise price of $0.0001 per share.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Operating expenses:
Research and development	$28,940	$18,787	$10,153	$50,900	$38,303	$12,597
General and administrative	7,077	6,205	872	14,107	12,367	1,740
Total operating expenses	36,017	24,992	11,025	65,007	50,670	14,337
Loss from operations	(36,017)	(24,992)	(11,025)	(65,007)	(50,670)	(14,337)

Other income, net	4,054	2,048	2,006	8,033	3,781	4,252

Net loss	$(31,963)	$(22,944)	$(9,019)	$(56,974)	$(46,889)	$(10,085)

Research and Development Expenses

Research and development expenses were $28.9 million for the three months ended June 30, 2024, compared to $18.8 million for the same period in 2023, an increase of $10.2 million. The increase was driven by a net increase in external expenses of $8.5 million and higher personnel costs of $1.6 million, including additional non-cash stock-based compensation of $0.6 million. The net increase in external expenses was related to the advancement of ORIC-114 and ORIC-944, offset by lower preclinical, other unallocated and discontinued costs.

For the six months ended June 30, 2024, research and development expenses were $50.9 million, compared to $38.3 million for the same period in 2023, an increase of $12.6 million. The increase was primarily driven by a net increase in external expenses of $9.3 million and higher personnel costs of $3.3 million, including additional non-cash stock-based compensation of $1.2 million. The net increase in external expenses was related to the advancement of ORIC-114 and ORIC-944, offset by lower preclinical, other unallocated and discontinued costs and lower ORIC-533 costs.

The following table summarizes our external and internal costs for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
External costs:
ORIC-114	$9,090	$2,710	$6,380	$13,454	$4,279	$9,175
ORIC-944	7,557	3,570	3,987	12,199	6,564	5,635
ORIC-533	710	659	51	1,708	2,420	(712)
Preclinical, other unallocated and discontinued costs	4,110	6,001	(1,891)	8,695	13,468	(4,773)
Total external costs	21,467	12,940	8,527	36,056	26,731	9,325
Internal costs	7,473	5,847	1,626	14,844	11,572	3,272
Total research and development expenses	$28,940	$18,787	$10,153	$50,900	$38,303	$12,597

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.

General and Administrative Expenses

General and administrative expenses were $7.1 million for the three months ended June 30, 2024, compared to $6.2 million for the same period in 2023, an increase of $0.9 million. The increase was primarily due to higher personnel costs, including additional non-cash stock-based compensation of $0.6 million.

For the six months ended June 30, 2024, general and administrative expenses were $14.1 million, compared to $12.4 million for the same period in 2023, an increase of $1.7 million. The increase was primarily due to higher personnel costs, including additional non-cash stock-based compensation of $1.3 million.

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

On June 24, 2023, we entered into a securities purchase agreement with a select group of institutional and accredited healthcare specialist investors for the private placement of 9,285,710 shares of common stock at a price of $7.00 per share and pre-funded warrants to purchase 2,857,142 shares of common stock at a purchase price of $6.9999 per pre-funded warrant, resulting in gross proceeds of $85.0 million. The private placement closed on June 27, 2023. On July 8, 2024, all pre-funded warrants were exercised at an exercise price of $0.0001 per share of common stock.

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

Cash Flows

The following table summarizes the sources and uses of our cash (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(55,811)	$(41,773)
Net cash used in investing activities	(43,588)	(6,535)
Net cash provided by financing activities	125,846	85,174
Net increase in cash, cash equivalents and restricted cash	$26,447	$36,866

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2024, of $55.8 million was attributable to our net loss of $57.0 million and $4.8 million in changes to working capital related to the timing of payments, offset by non-cash expenses of $6.0 million, which were primarily driven by stock-based compensation and accretion of discount on investments.

Net cash used in operating activities during the six months ended June 30, 2023, of $41.8 million was attributable to our net loss of $46.9 million and $0.7 million in changes to working capital related to the timing of payments, offset by non-cash expenses of $5.8 million, which were primarily driven by stock-based compensation.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2024, of $43.6 million was primarily attributable to purchases of investments, net of maturities.

Net cash used in investing activities during the six months ended June 30, 2023, of $6.5 million was primarily attributable to purchases of investments, net of maturities.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2024, of $125.8 million was primarily attributable to net proceeds received from our private placement in January 2024 of $124.8 million and proceeds received from common stock issued under our ESPP and stock option exercises.

Net cash provided by financing activities during the six months ended June 30, 2023, of $85.2 million consisted of net proceeds received from our private placement in June 2023 of $84.8 million and proceeds from common stock issued under our ESPP.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing the income we receive without significantly increasing risk. To achieve this objective, we may invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years, in accordance with an investment policy approved by our audit committee. Some of the financial instruments that we invest in could be subject to market risk, meaning that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include a variety of securities, including money market funds, government debt securities, certificates of deposit and commercial paper, all with various maturity dates. As of June 30, 2024, we had cash equivalents and investments of $308.5 million, consisting of interest-bearing money market funds, certificates of deposit, securities issued by the U.S. Treasury and marketable debt instruments of government-sponsored enterprises. Due to the nature of our cash equivalents and investments, an immediate 100 basis point change in interest rates would not have a material effect on their fair market value.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2024, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through public offerings and private placements of our common stock, convertible preferred stock and other derivative securities. Our net loss was $57.0 million for the six months ended June 30, 2024, and as of June 30, 2024, we had an accumulated deficit of $491.9 million. In the second quarter of 2021, the U.S. Food and Drug Administration (FDA) cleared an Investigational New Drug Application (IND) for ORIC-533 and, in the first quarter of 2023, a Clinical Trial Application (CTA) was cleared in Canada for ORIC-533. In the fourth quarter of 2021, we filed a CTA in South Korea for ORIC-114, which was cleared in the first quarter of 2022. We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021 and an IND with the FDA for ORIC-114 in the third quarter of 2022. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of June 30, 2024, we had $308.5 million in cash, cash equivalents and investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into late 2026. Our estimate as to how long we expect our existing cash, cash equivalents, and investments, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments and to timely pay key vendors and others. For example, on March 10, 2023, Silicon Valley Bank (SVB), where we maintained certain accounts, was placed into receivership with the Federal Deposit Insurance Corporation (FDIC), which resulted in all funds held at SVB being temporarily inaccessible by SVB’s customers. If other banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. In addition, in such circumstances we might not be able to timely pay key vendors and others. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. Any delay in our ability to access our cash, cash equivalents and investments (or the loss of some or all of such funds) or to timely pay key vendors and others could have a material adverse effect on our operations and cause us to need to seek additional capital sooner than planned.

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

ORIC-114 is a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target EGFR and HER2 with high potency against exon 20 mutations. In the fourth quarter of 2021, we filed a CTA for ORIC-114 in South Korea, which was cleared in the first quarter of 2022. We also filed and cleared an IND with the FDA for ORIC-114 in the third quarter of 2022. We are enrolling a Phase 1b trial of ORIC-114 as a single-agent, in patients with advanced solid tumors with EGFR and HER2 exon 20 alterations, atypical EGFR mutations or HER2 amplifications, and that trial allows patients with CNS metastases that are either treated or untreated but asymptomatic. ORIC-944 is a potent and selective allosteric inhibitor of PRC2 via the EED subunit that was designed to have superior drug properties compared to EZH2 inhibitors and is efficacious in androgen-insensitive and enzalutamide-resistant prostate cancer models in preclinical studies. We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021, and we are enrolling a Phase 1b trial of ORIC-944 as a single-agent, in patients with advanced prostate cancer. In the first half of 2024, the Company began dosing ORIC-944 in combination with AR inhibitors. ORIC-533 is an orally bioavailable small molecule inhibitor of CD73 that has demonstrated more potent adenosine inhibition in vitro compared to an antibody-based approach and other small molecule CD73 inhibitors. In the second quarter of 2021, the FDA cleared the IND for ORIC-533 and, in the first quarter of

2023, a CTA was cleared in Canada for ORIC-533. We are enrolling a Phase 1b trial of ORIC-533 as a single-agent, in patients with relapsed/refractory multiple myeloma. We intend to evaluate strategic partnerships to develop ORIC-533 in combination with other immune-based antimyeloma therapies. These product candidates will require additional clinical development, expansion of manufacturing capabilities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote ORIC-114, ORIC-944, ORIC-533, or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

We are exploring predictive biomarkers to determine patient selection for our clinical trials and to evaluate whether a companion diagnostic test will be required for any of our product candidates. In general, the FDA expects to review and approve simultaneously NDA and pre-market approval submissions for a therapeutic and its companion diagnostic, respectively, so any delay in diagnostic approval could delay drug approval. On April 13, 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. In June 2023, the FDA announced a new voluntary pilot program through which drug manufacturers can provide to the FDA the diagnostic test performance information used to enroll patients into clinical trials for drug approval. Based on assessment of the performance information, the FDA will publish the minimum performance characteristics recommended for similar tests that may be used to select patients for treatment with the approved drug to help laboratories identify specific biomarkers for their development of laboratory-developed tests (LDTs), and to ensure more consistent performance of these tests for drug selection and improved cancer patient care. In May 2024, the FDA published a final rule that phases out its enforcement discretion for LDTs, unless exempt, and amends the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the diagnostic product is a laboratory. The American Clinical Laboratory Association and a private laboratory have initiated litigation against the agency to challenge the implementation of this final rule. We will continue to evaluate the impact of this final rule, this litigation, as well as any future lawsuits brought against the FDA, and future legislative and administration actions on our companion diagnostic development and strategy. Future guidance documents from the FDA and other regulatory authorities, including changes in the FDA’s regulation of diagnostic tests and LTDs, may impact our development of a companion diagnostic for our product candidates and result in delays in regulatory approval. We may be required to conduct additional studies to support a broader claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon any of our companion diagnostic development plans or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and our business operations.

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

The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express certain biomarkers or the specific genetic alteration that the companion diagnostic was developed to detect. If the FDA, EMA or a comparable regulatory authority requires approval of a companion diagnostic for any of our product candidates, whether before or concurrently with approval of the product candidate, we, and/or future collaborators, may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval or continued marketing of our related product candidates. Further, in April 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. In May 2024, the FDA published a final rule that phases out its enforcement discretion for LDTs, unless exempt, and amends the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the diagnostic product is a laboratory. The American Clinical Laboratory Association and a private laboratory have initiated litigation against the agency to challenge the implementation of this final rule. The full impact of this final rule, this litigation, as well as any future lawsuits brought against the FDA, and future legislative and administration actions on our companion diagnostic development and strategy is unclear. This final rule and future guidance from the FDA and other regulatory authorities may impact our development of a companion diagnostic for our product candidates and result in delays in regulatory approval. We may be required to conduct additional studies to support a broader claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon our companion diagnostic development plans or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and our business operations. Additionally, we may rely on third parties for the design, development and manufacture of companion diagnostic tests for our product candidates that may require such tests. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for our product candidates, or experience delays in doing so, the development of our product candidates may be adversely affected, our product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of our product candidates that obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022 (IRA), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges as well as other judicial challenges in view of the Supreme Court’s overturn of the Chevron doctrine, future legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. Further, uncertainties created by the IRA, including its long-term impact on drug pricing, may negatively impact investments, company valuation, royalty-based earnings, mergers, and acquisitions in the industry. Further, the Biden administration released an additional executive order in October 2022, directing the HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business, and expose us to greater liability.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biotechnology products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Recently, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action.

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

Finally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA (a) allows enforcement by the California Attorney General, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation and (b) authorizes private lawsuits to recover statutory damages for certain data breaches. While it exempts some data regulated by the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and certain clinical trials data, the CCPA may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in November 2020, and it became operative in most respects on January 1, 2023. The CPRA significantly modified the CCPA, which may require us to modify our practices and policies and may further increase our compliance costs and potential liability. Numerous other states’ legislatures are considering or have enacted similar laws that will require ongoing compliance efforts and investment, and which may increase our potential liability and adversely affect our business. For example, Colorado, Connecticut, Utah and Virginia have enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon and

Texas have enacted similar legislation that has become or will become effective in 2024; Tennessee, Iowa, Delaware, Maryland, Minnesota, Nebraska, New Hampshire and New Jersey have enacted similar legislation that will take effect in 2025; and Indiana, Rhode Island and Kentucky have enacted similar legislation that will become effective in 2026. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action.

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

As of June 30, 2024, we had 107 full-time employees, including 80 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our NOLs generated in tax years beginning prior to January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and therefore could expire unused. Our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. As of December 31, 2023, we had available NOL carryforwards of $242.1 million, of which $200.5 million do not expire. We also had available California NOL carryforwards of approximately $356.0 million as of December 31, 2023, which begin to expire in 2034 and are subject to limitation on use, including that such NOLs may not be available to offset California income prior to 2028. In addition, as of December 31, 2023, we had federal and California research and development credit carryforwards totaling $11.8 million and $6.2 million, respectively. The federal credits begin to expire in 2034 unless previously utilized, while the state credits do not expire.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (Code), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income may be limited. Limitations on the use of state NOLs also may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in the ownership. Our ability to utilize our NOLs and certain other tax attributes could be limited by an “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes before they expire, which could have a material adverse effect on our cash flows and results of operations.

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

Although as of June 30, 2024, we owned nine and licensed five issued patents in the United States pertaining to our three product candidates, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued or licensed patents will not be found invalid or unenforceable if challenged.

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

Competitors may infringe our intellectual property rights. To prevent infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we own or in-license is not valid, is unenforceable and/or is not infringed. If we or any of our potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at one of our product candidates, the defendant could counterclaim that our patent or the patent of our licensors is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of sufficient written description, non-enablement, or obviousness-type double patenting. For example, the U.S. Supreme Court recently held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. As such, our patent rights with functional claims may be vulnerable to third party challenges seeking to invalidate these claims for lacking enablement or adequate support in the specification. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.

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

As of June 1, 2023, European patent applications have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court (UPC). The option of a Unitary Patent will be a significant change in European patent practice, and our European patent applications, if issued, could be challenged in the UPC. As the UPC is a new court system, there is limited precedent for the court, increasing the uncertainty of any litigation in the UPC. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries that are subject to its jurisdiction. The UPC may, as a single court system, invalidate or centrally revoke our future European patents that are subject to its jurisdiction, and such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates due to increased competition and, resultantly, on our financial condition, prospects and results of operations. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We may, where applicable, opt our future European patents out of the UPC, and as such each of our future European patents for which we opted out would need to be challenged in each individual country. Moreover, our future European patents could remain under the jurisdiction of the UPC if we do not meet all of the opt-out formalities and requirements under the UPC. If we decide to opt out our future European patents from the UPC, doing so may preclude us from realizing the benefits of the UPC, such as the ability to obtain a pan-European injunction against our competitors. The UPC will also provide our competitors with a new forum to potentially obtain pan-European injunctions, and the granting of such pan-European injunctions against us could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our financial condition, prospects and results of operations.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Additionally, the United States Court of Appeals for the Federal Circuit issued a decision involving the interaction of patent term adjustment (PTA), terminal disclaimers, and obviousness-type double patenting that creates uncertainty regarding the patent terms of certain U.S. patents that share the same priority claim where one patent expires later than another patent due to accrued PTA. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Although as of June 30, 2024, we owned nine and licensed five issued patents in the United States pertaining to our three product candidates and pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. As of June 30, 2024, we had one trademark registered with the USPTO and one pending United States trademark application. Our trademark applications may not result in any trademark registrations being issued, and our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

As of June 30, 2024, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned a significant percentage of our outstanding common stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the last fiscal quarter, the following director(s) and officer(s), as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On June 21, 2024, Richard Heyman, Ph.D., Chairman of our board of directors, adopted a “Rule 10b5-1 trading arrangement” providing for the sale from time to time of an aggregate of up to 30,414 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is from October 1, 2024 until September 30, 2025, or earlier if all transactions under the trading arrangement are completed.

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

ORIC Pharmaceuticals, Inc.

Date: August 12, 2024	By:	/s/ Jacob M. Chacko
Jacob M. Chacko, M.D.
President and Chief Executive Officer

Date: August 12, 2024	By:	/s/ Dominic Piscitelli
Dominic Piscitelli
Chief Financial Officer