Form 10-Q
period 2024-09-30
Oric Pharmaceuticals, Inc.
filed 2024-11-12
CIK 1796280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, the registrant had 70,566,950 shares of common stock, $0.0001 par value per share, outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ORIC PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,230	$23,384
Short-term investments	228,139	184,803
Prepaid expenses and other current assets	7,059	4,410
Total current assets	279,428	212,597

Long-term investments	9,998	26,852
Property and equipment, net	3,091	2,862
Other assets	9,553	9,696
Total assets	$302,070	$252,007

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$4,249	$944
Accrued liabilities	16,999	19,514
Total current liabilities	21,248	20,458

Other long-term liabilities	6,828	7,461
Total liabilities	28,076	27,919

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 70,559,183 and 54,865,553 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	7	6
Additional paid-in capital	799,732	658,751
Accumulated deficit	(526,467)	(434,927)
Accumulated other comprehensive income	722	258
Total stockholders' equity	273,994	224,088
Total liabilities and stockholders' equity	$302,070	$252,007

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$31,202	$22,388	$82,102	$60,691
General and administrative	7,116	6,294	21,223	18,661
Total operating expenses	38,318	28,682	103,325	79,352
Loss from operations	(38,318)	(28,682)	(103,325)	(79,352)

Other income, net	3,752	3,204	11,785	6,985
Net loss	$(34,566)	$(25,478)	$(91,540)	$(72,367)
Other comprehensive income:
Unrealized gain on investments	978	198	464	922
Comprehensive loss	$(33,588)	$(25,280)	$(91,076)	$(71,445)
Net loss per share, basic and diluted	$(0.49)	$(0.44)	$(1.32)	$(1.46)
Weighted-average shares outstanding, basic and diluted	70,542,684	57,402,226	69,417,672	49,424,418

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	54,865,553	$6	$658,751	$(434,927)	$258	$224,088
Issuance of common stock, net	12,500,000	1	124,831	—	—	124,832
Exercise of common stock options	51,540	—	198	—	—	198
Issuance of common stock upon vesting of RSUs	3,245	—	—	—	—	—
Stock-based compensation expense	—	—	4,958	—	—	4,958
Unrealized loss on investments	—	—	—	—	(420)	(420)
Net loss	—	—	—	(25,011)	—	(25,011)
Balance at March 31, 2024	67,420,338	$7	$788,738	$(459,938)	$(162)	$328,645
Exercise of common stock options	71,936	—	293	—	—	293
Issuance of common stock upon vesting of RSUs	10,780	—	—	—	—	—
Issuance of common stock from ESPP	169,249	—	523	—	—	523
Stock-based compensation expense	—	—	4,996	—	—	4,996
Unrealized loss on investments	—	—	—	—	(94)	(94)
Net loss	—	—	—	(31,963)	—	(31,963)
Balance at June 30, 2024	67,672,303	$7	$794,550	$(491,901)	$(256)	$302,400
Exercise of pre-funded warrants	2,857,104	—	—	—	—	—
Exercise of common stock options	26,435	—	126	—	—	126
Issuance of common stock upon vesting of RSUs	3,341	—	—	—	—	—
Stock-based compensation expense	—	—	5,056	—	—	5,056
Unrealized gain on investments	—	—	—	—	978	978
Net loss	—	—	—	(34,566)	—	(34,566)
Balance at September 30, 2024	70,559,183	$7	$799,732	$(526,467)	$722	$273,994

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

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(91,540)	$(72,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	803	769
Stock-based compensation expense	15,010	11,303
Loss on fixed asset disposals	—	9
Accretion of discount on investments, net	(6,469)	(4,046)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,211)	615
Accounts payable and accrued other liabilities	(1,201)	2,299
Net cash used in operating activities	(84,608)	(61,418)

Cash flows from investing activities:
Acquisitions of property and equipment	(969)	(792)
Purchases of investments	(217,294)	(210,274)
Maturities of investments	197,745	146,700
Net cash used in investing activities	(20,518)	(64,366)

Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants	125,000	85,000
Issuance costs associated with financings	(168)	(226)
Proceeds from issuance of common stock under ESPP	523	400
Proceeds from stock option exercises	617	31
Net cash provided by financing activities	125,972	85,205

Net increase (decrease) in cash, cash equivalents and restricted cash	20,846	(40,579)

Cash, cash equivalents and restricted cash at beginning of period	23,875	67,308
Cash, cash equivalents and restricted cash at end of period	$44,721	$26,729

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the balance sheets to the amounts shown in the statements of cash flows above, in thousands:

	September 30,
	2024	2023
Cash and cash equivalents	$44,230	$26,238
Restricted cash included in other assets	491	491
Total cash, cash equivalents and restricted cash	$44,721	$26,729

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

As of September 30, 2024, the Company had an accumulated deficit of $526.5 million. Through September 30, 2024, all of the Company’s financial support has been provided by proceeds from the issuance of common stock and convertible preferred stock.

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

3. License Agreements and Clinical Development Collaborations

Bayer and Johnson & Johnson collaborations

On May 14, 2024, the Company entered into a clinical trial collaboration and supply agreement with Bayer Consumer Care AG (Bayer), as amended effective October 23, 2024, to evaluate ORIC-944 in combination with Nubeqa® (darolutamide), Bayer’s androgen receptor (AR) inhibitor. On July 10, 2024, the Company entered into a clinical trial collaboration and supply agreement with Janssen Research & Development, LLC, a Johnson & Johnson company (Johnson & Johnson), to evaluate ORIC-944 in combination with Erleada® (apalutamide), Johnson & Johnson’s AR inhibitor. The Company will continue to conduct and sponsor the ongoing Phase 1b trial, and Bayer and Johnson & Johnson will provide darolutamide and apalutamide, respectively, for the study. The Company will maintain full economic ownership and control of ORIC-944.

Pfizer collaboration

On December 21, 2022, the Company entered into a clinical development collaboration (the Pfizer Collaboration) for a potential Phase 2 study of ORIC-533 in multiple myeloma with Pfizer. Through the Pfizer Collaboration, the Company may potentially advance ORIC-533 into a Phase 2 combination study with elranatamab, Pfizer’s investigational B-cell maturation antigen (BCMA) CD3-targeted bispecific antibody in development for the treatment of multiple myeloma. The Company will maintain full economic ownership and control of ORIC-533.

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

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Lab equipment	$7,290	$6,596
Leasehold improvements	2,025	1,967
Computer hardware and software	290	299
Furniture and fixtures	697	494
Total property and equipment, gross	10,302	9,356
Less accumulated depreciation	(7,211)	(6,494)
Total property and equipment, net	$3,091	$2,862

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued clinical and manufacturing costs	$7,376	$9,436
Accrued compensation	5,736	6,529
Operating lease liabilities - short-term	3,121	2,752
Other accruals	766	797
Total accrued liabilities	$16,999	$19,514

6. Investments

The Company's available-for-sale investments consisted of the following (in thousands):

September 30, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term
U.S. treasury securities	$227,502	$638	$(1)	$228,139
Short-term investments	$227,502	$638	$(1)	$228,139

Long-term
U.S. treasury securities	$9,913	$85	$—	$9,998
Long-term investments	$9,913	$85	$—	$9,998

December 31, 2023
Short-term
U.S. treasury securities	$181,947	$180	$(64)	$182,063
U.S. agency bonds	2,500	—	(4)	2,496
Certificates of deposit	245	—	(1)	244
Short-term investments	$184,692	$180	$(69)	$184,803

Long-term
U.S. treasury securities	$26,705	$147	$—	$26,852
Long-term investments	$26,705	$147	$—	$26,852

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of September 30, 2024 and December 31, 2023. Credit loss is limited due to the nature of the investments.

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

Following are the major categories of assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
September 30, 2024
Money market funds (1)	$44,230	$44,230	$—	$—	$44,230
U.S. treasury securities	238,137	238,137	—	—	238,137
Total	$282,367	$282,367	$—	$—	$282,367
December 31, 2023
Money market funds (1)	$23,384	$23,384	$—	$—	$23,384
U.S. treasury securities	208,915	208,915	—	—	208,915
U.S. agency bonds	2,496	—	2,496	—	2,496
Certificates of deposit	244	244	—	—	244
Total	$235,039	$232,543	$2,496	$—	$235,039

(1) Included in cash and cash equivalents in accompanying balance sheets.

No transfers between levels occurred during either of the reporting periods presented.

8. Stockholders’ Equity and Stock-Based Compensation

As of September 30, 2024, there were 2,424,470 shares available for future issuance under the 2020 Equity Incentive Plan and 402,191 shares available for future issuance under the 2022 Inducement Equity Incentive Plan. The 2020 Equity Incentive Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors and consultants of the Company. The 2022 Inducement Equity Incentive Plan provides for the grants of equity-based awards to individuals not previously employees or non-employee directors of the Company.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$2,105	$1,610	$6,381	$4,662
General and administrative	2,951	2,254	8,629	6,641
Total stock-based compensation expense	$5,056	$3,864	$15,010	$11,303

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

The following table summarizes the stock option activity for the nine months ended September 30, 2024:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	8,715,529	$4.70
Granted	2,772,490	$9.30
Exercised	(149,911)	$4.12
Forfeited and cancelled	(235,855)	$6.57
Outstanding at September 30, 2024	11,102,253	$5.82	7.7	$51,743
Exercisable at September 30, 2024	5,443,569	$4.54	6.7	$33,285

The fair value of stock option awards to employees, executives, directors, and other service providers was estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	3.69% - 4.64%	3.45% - 4.28%
Expected volatility	85.41% - 86.31%	86.06% - 87.68%
Expected term (in years)	5.50 - 6.08	5.50 - 6.08
Expected dividend yield	0%	0%

The Company recognized stock-based compensation expense related to the vesting of stock options of $4.2 million and $3.2 million during the three months ended September 30, 2024 and 2023, respectively, and $12.4 million and $9.5 million during the nine months ended September 30, 2024 and 2023, respectively. Total unrecognized compensation expense related to outstanding unvested stock-option awards as of September 30, 2024, was $34.8 million, which is expected to be recognized over a weighted-average remaining service period of 2.5 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2023	330,631	$6.55
Granted	440,867	$9.37
Vested	(17,366)	$5.27
Forfeited	(28,097)	$7.76
Outstanding at September 30, 2024	726,035	$8.25

The Company recognized stock-based compensation expense related to the vesting of restricted stock units of $0.6 million and $0.4 million during the three months ended September 30, 2024 and 2023, respectively, and $1.9 million and $1.0 million during nine months ended September 30, 2024 and 2023, respectively. Total unrecognized compensation expense related to restricted stock units as of September 30, 2024, was $4.1 million, which is expected to be recognized over a weighted-average remaining service period of 1.8 years.

Employee Stock Purchase Plan

The Company recognized stock-based compensation expense related to the Employee Stock Purchase Plan (ESPP) of $0.3 million and $0.3 million during the three months ended September 30, 2024 and 2023, respectively, and $0.7 million and $0.8 million during the nine months ended September 30, 2024 and 2023, respectively.

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

Net Loss per Share

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase common stock	11,102,253	8,619,552	11,102,253	8,619,552
Non-vested restricted stock units	726,035	485,828	726,035	485,828
Total	11,828,288	9,105,380	11,828,288	9,105,380

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

We have incurred significant losses since the commencement of our operations. Our net loss for the nine months ended September 30, 2024 was $91.5 million and we had an accumulated deficit of $526.5 million as of September 30, 2024. Our losses and accumulated deficit have resulted primarily from costs incurred in connection with research and development activities including in-licensing and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we anticipate these losses will increase significantly as we continue our development of ORIC-114 and ORIC-944 and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

On June 24, 2023, we entered into a securities purchase agreement with a select group of institutional and accredited healthcare specialist investors for the private placement of 9,285,710 shares of common stock at a price of $7.00 per share and pre-funded warrants to purchase 2,857,142 shares of common stock at a purchase price of $6.9999 per pre-funded warrant, resulting in gross proceeds of $85.0 million. The purchase price per share represents a premium to the market price at the time of sale. After deducting offering expenses related to the private placement of $0.2 million, the net proceeds we received from the private placement were $84.8 million. The private placement closed on June 27, 2023. On July 8, 2024, all pre-funded warrants were exercised at an exercise price of $0.0001 per share, resulting in the issuance of 2,857,104 shares of common stock pursuant to a net exercise mechanism under the pre-funded warrants.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Operating expenses:
Research and development	$31,202	$22,388	$8,814	$82,102	$60,691	$21,411
General and administrative	7,116	6,294	822	21,223	18,661	2,562
Total operating expenses	38,318	28,682	9,636	103,325	79,352	23,973
Loss from operations	(38,318)	(28,682)	(9,636)	(103,325)	(79,352)	(23,973)

Other income, net	3,752	3,204	548	11,785	6,985	4,800

Net loss	$(34,566)	$(25,478)	$(9,088)	$(91,540)	$(72,367)	$(19,173)

Research and Development Expenses

Research and development expenses were $31.2 million for the three months ended September 30, 2024, compared to $22.4 million for the same period in 2023, an increase of $8.8 million. The increase was driven by a net increase in external expenses of $7.2 million and higher personnel costs of $1.7 million, including additional non-cash stock-based compensation of $0.5 million. The net increase in external expenses was related to the advancement of ORIC-114 and ORIC-944, offset by lower ORIC-533 costs and lower preclinical, other unallocated and discontinued costs.

For the nine months ended September 30, 2024, research and development expenses were $82.1 million, compared to $60.7 million for the same period in 2023, an increase of $21.4 million. The increase was primarily driven by a net increase in external expenses of $16.5 million and higher personnel costs of $4.9 million, including additional non-cash stock-based compensation of $1.7 million. The net increase in external expenses was related to the advancement of ORIC-114 and ORIC-944, offset by lower preclinical, other unallocated and discontinued costs and lower ORIC-533 costs.

The following table summarizes our external and internal costs for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
External costs:
ORIC-114	$7,686	$3,231	$4,455	$21,141	$7,510	$13,631
ORIC-944	11,251	7,238	4,013	23,449	13,802	9,647
ORIC-533	512	1,449	(937)	2,220	3,869	(1,649)
Preclinical, other unallocated and discontinued costs	4,066	4,438	(372)	12,762	17,897	(5,135)
Total external costs	23,515	16,356	7,159	59,572	43,078	16,494
Internal costs	7,687	6,032	1,655	22,530	17,613	4,917
Total research and development expenses	$31,202	$22,388	$8,814	$82,102	$60,691	$21,411

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.

General and Administrative Expenses

General and administrative expenses were $7.1 million for the three months ended September 30, 2024, compared to $6.3 million for the same period in 2023, an increase of $0.8 million. The increase was primarily due to higher personnel costs, including additional non-cash stock-based compensation of $0.7 million.

For the nine months ended September 30, 2024, general and administrative expenses were $21.2 million, compared to $18.7 million for the same period in 2023, an increase of $2.6 million. The increase was primarily due to higher personnel costs, including additional non-cash stock-based compensation of $2.0 million.

Liquidity and Capital Resources

Sources of Liquidity

We previously entered into an ATM sales agreement with Jefferies LLC as our sales agent, to sell shares of our common stock. On March 11, 2024, pursuant to the terms of the ATM sales agreement, we filed a Form S-3ASR and prospectus supplement, to allow us to sell from time to time up to $200.0 million of shares of our common stock in negotiated transactions or transactions deemed to be an ATM offering.

On January 20, 2024, we entered into a securities purchase agreement with a select group of institutional and accredited healthcare specialist investors for the private placement of 12,500,000 shares of common stock at a price of $10.00 per share, resulting in gross proceeds of $125.0 million. The private placement closed on January 23, 2024.

On June 24, 2023, we entered into a securities purchase agreement with a select group of institutional and accredited healthcare specialist investors for the private placement of 9,285,710 shares of common stock at a price of $7.00 per share and pre-funded warrants to purchase 2,857,142 shares of common stock at a purchase price of $6.9999 per pre-funded warrant, resulting in gross proceeds of $85.0 million. The private placement closed on June 27, 2023. On July 8, 2024, all pre-funded warrants were exercised at an exercise price of $0.0001 per share of common stock, resulting in the issuance of 2,857,104 shares of common stock pursuant to a net exercise mechanism under the pre-funded warrants.

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

Cash Flows

The following table summarizes the sources and uses of our cash (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(84,608)	$(61,418)
Net cash used in investing activities	(20,518)	(64,366)
Net cash provided by financing activities	125,972	85,205
Net increase (decrease) in cash, cash equivalents and restricted cash	$20,846	$(40,579)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2024, of $84.6 million was attributable to our net loss of $91.5 million and $2.4 million in changes to working capital, offset by non-cash expenses of $9.3 million, which were primarily driven by stock-based compensation and accretion of discount on investments.

Net cash used in operating activities during the nine months ended September 30, 2023, of $61.4 million was attributable to our net loss of $72.4 million, offset by non-cash expenses of $8.0 million, which were primarily driven by stock-based compensation and accretion of discount on investments, and $2.9 million in changes to working capital.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2024, of $20.5 million was primarily attributable to purchases of investments, net of maturities.

Net cash used in investing activities during the nine months ended September 30, 2023, of $64.4 million was primarily attributable to purchases of investments, net of maturities.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2024, of $126.0 million was primarily attributable to net proceeds received from our private placement in January 2024 of $124.8 million and proceeds received from stock option exercises and common stock issued under our ESPP.

Net cash provided by financing activities during the nine months ended September 30, 2023, of $85.2 million consisted of net proceeds received from our private placement in June 2023 of $84.8 million and proceeds received from common stock issued under our ESPP and stock option exercises.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing the income we receive without significantly increasing risk. To achieve this objective, we may invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years, in accordance with an investment policy approved by our audit committee. Some of the financial instruments that we invest in could be subject to market risk, meaning that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include a variety of securities, including money market funds, government debt securities, certificates of deposit and commercial paper, all with various maturity dates. As of September 30, 2024, we had cash equivalents and investments of $282.4 million, consisting of interest-bearing money market funds, certificates of deposit, securities issued by the U.S. Treasury and marketable debt instruments of government-sponsored enterprises. Due to the nature of our cash equivalents and investments, an immediate 100 basis point change in interest rates would not have a material effect on their fair market value.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2024, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
our inability to develop effective companion diagnostic tests for our product candidates, if necessary;
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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through public offerings and private placements of our common stock, convertible preferred stock and other derivative securities. Our net loss was $91.5 million for the nine months ended September 30, 2024, and as of September 30, 2024, we had an accumulated deficit of $526.5 million. In the second quarter of 2021, the U.S. Food and Drug Administration (FDA) cleared an Investigational New Drug Application (IND) for ORIC-533 and, in the first quarter of 2023, a Clinical Trial Application (CTA) was cleared in Canada for ORIC-533. In the fourth quarter of 2021, we filed a CTA in South Korea for ORIC-114, which was cleared in the first quarter of 2022. We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021 and an IND with the FDA for ORIC-114 in the third quarter of 2022. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of September 30, 2024, we had $282.4 million in cash, cash equivalents and investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into late 2026. Our estimate as to how long we expect our existing cash, cash equivalents, and investments, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

ORIC-114 is a brain penetrant, orally bioavailable, irreversible inhibitor designed to selectively target EGFR and HER2 with high potency against exon 20 mutations. In the fourth quarter of 2021, we filed a CTA for ORIC-114 in South Korea, which was cleared in the first quarter of 2022. We also filed and cleared an IND with the FDA for ORIC-114 in the third quarter of 2022. We are enrolling a Phase 1b trial of ORIC-114 as a single-agent, in patients with advanced solid tumors with EGFR and HER2 exon 20 alterations, atypical EGFR mutations or HER2 amplifications, and that trial allows patients with CNS metastases that are either treated or untreated but asymptomatic. ORIC-944 is a potent and selective allosteric inhibitor of PRC2 via the EED subunit that was designed to have superior drug properties compared to EZH2 inhibitors and is efficacious in androgen-insensitive and enzalutamide-resistant prostate cancer models in preclinical studies. We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021, and we completed a Phase 1b trial of ORIC-944 as a single-agent, in patients with advanced prostate cancer. In the first half of 2024, the Company began dosing ORIC-944 in combination with AR inhibitors. ORIC-533 is an orally bioavailable small molecule inhibitor of CD73 that has demonstrated more potent adenosine inhibition in vitro compared to an antibody-based approach and other small molecule CD73 inhibitors. In the second quarter of 2021, the FDA cleared the IND for ORIC-533 and, in the first quarter of 2023, a

CTA was cleared in Canada for ORIC-533. We are completing a Phase 1b trial of ORIC-533 as a single-agent, in patients with relapsed/refractory multiple myeloma. We intend to evaluate strategic partnerships to develop ORIC-533 in combination with other immune-based antimyeloma therapies. These product candidates will require additional clinical development, expansion of manufacturing capabilities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote ORIC-114, ORIC-944, ORIC-533, or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Often done through biomarker testing, patient identification and enrollment are significant factors in the timing of clinical trials. Our ability to identify and enroll eligible patients may be limited or may result in slower enrollment than we anticipate. If patient identification proves unsuccessful, we may have difficulty enrolling or maintaining patients appropriate for our product candidates. Similarly, enrollment in trials for our product candidates may be limited or slower than we anticipated if any required laboratory biomarker tests are not available due to shortages of staff or reagents.

Enrollment of patients in our clinical trials and maintaining patients in our ongoing clinical trials may be delayed or limited if our clinical trial sites limit their onsite staff or temporarily close as a result of a global pandemic or other public health emergencies. For instance, certain of our clinical trial sites in 2020 temporarily stopped or delayed enrolling new patients in response to the COVID-19 pandemic. In addition, patients may not be able to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during a pandemic. These factors could delay the anticipated readouts from our clinical trials and our regulatory submissions.

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

We are exploring predictive biomarkers to determine patient selection for certain of our clinical trials and to evaluate whether a companion diagnostic test will be required for any of our product candidates. In general, the FDA expects to review and approve simultaneously NDA and pre-market approval submissions for a therapeutic and its companion diagnostic, respectively, so any delay in diagnostic approval could delay drug approval. On April 13, 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. In June 2023, the FDA announced a new voluntary pilot program through which drug manufacturers can provide to the FDA the diagnostic test performance information used to enroll patients into clinical trials for drug approval. Based on assessment of the performance information, the FDA will publish the minimum performance characteristics recommended for similar tests that may be used to select patients for treatment with the approved drug to help laboratories identify specific biomarkers for their development of laboratory-developed tests (LDTs), and to ensure more consistent performance of these tests for drug selection and improved cancer patient care. In May 2024, the FDA published a final rule that phases out its enforcement discretion for LDTs, unless exempt, and amends the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the diagnostic product is a laboratory. The American Clinical Laboratory Association and a private laboratory have initiated litigation against the agency to challenge the implementation of this final rule. We will continue to evaluate the impact of this final rule, this litigation, as well as any future lawsuits brought against the FDA, and future legislative and administration actions on our companion diagnostic development and strategy. Future guidance documents from the FDA and other regulatory authorities, including changes in the FDA’s regulation of diagnostic tests and LTDs, may impact our development of a companion diagnostic for our product candidates and result in delays in regulatory approval. We may be required to conduct additional studies to support a broader claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon any of our companion diagnostic development plans or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and our business operations.

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

For ORIC-114, we are aware that Johnson & Johnson has an FDA-approved product for patients with EGFR exon 20 insertion mutations, and Daiichi Sankyo in collaboration with AstraZeneca has an FDA-approved product for patients with HER2 mutations, including HER2 exon 20 insertion mutations. We are also aware of several companies developing inhibitors against EGFR or HER2 exon 20 insertion mutations and atypical EGFR mutations that are currently in clinical trials, including Dizal Pharmaceuticals, Cullinan Oncology in collaboration with Taiho Pharmaceutical, Bayer, ArriVent BioPharma in collaboration with Allist Pharmaceuticals, Boehringer Ingelheim, Enliven Therapeutics, Merus N.V., Black Diamond Therapeutics, Scorpion Therapeutics in collaboration with Pierre Fabre, and Nuvalent. Additionally, Pfizer has an FDA-approved product for the treatment of patients with HER2-positive breast cancer, including patients with brain metastases. We are also aware that Dizal Pharmaceuticals, Enliven Therapeutics and Zion Pharma in collaboration with Roche are developing brain penetrant inhibitors currently in clinical trials for patients with HER2-positive breast cancer.

For ORIC-944, we are aware of several companies developing inhibitors against PRC2 via EZH2 inhibition that are currently in clinical trials, including Ipsen, Novartis, Daiichi Sankyo, Pfizer, Shanghai HaiHe Pharmaceutical, Treeline Biosciences, Evopoint Biosciences and Hanmi Pharmaceutical. To our knowledge, Ascentage Pharma has an allosteric PRC2 inhibitor in clinical trials for patients with cancer.

For ORIC-533, we are aware of several companies developing antibodies against this target that are in clinical trials, including AstraZeneca, Innate Pharma, I-Mab, Akeso, Symphogen, Jacobio Pharmaceuticals and Phanes Therapeutics. Other companies, such as Arcus Biosciences in collaboration with Gilead Sciences and Antengene, have small-molecule programs in clinical trials against this target. To our knowledge, only Antengene has an orally available, small molecule CD73 inhibitor in an active clinical trial for patients with cancer.

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

Most significantly, in August 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap (with resulting prices for the initial ten drugs first effective in 2026); imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue and update guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

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

We expect that the ACA, the IRA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

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

Additionally, the collection, use and other processing of health data in the EU is governed by the General Data Protection Regulation (GDPR), which extends the geographical scope of EU data protection law to non-EU entities under certain conditions and imposes substantial obligations upon companies and new rights for individuals. Failure to comply with the GDPR and the applicable national data protection laws of EU Member States may result in fines up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties and liabilities. The GDPR has increased our responsibility and liability in relation to personal data that we may process, and we may be required to put in place additional mechanisms in an effort to comply with the GDPR or other laws and regulations relating to privacy, data protection and cybersecurity. This may be onerous and if our efforts to comply with GDPR or other applicable laws and regulations are not successful, it could adversely affect our business. Further, the European Court of Justice (ECJ) in 2020 invalidated the EU-U.S. Privacy Shield and imposed additional requirements for companies making use of standard contractual clauses issued by the European Commission (SCCs), including requirements to make use of updated SCCs. The UK also has issued updated standard contractual clauses that are required to be implemented. The ECJ’s decision and other events with respect to cross-border data transfer may impose additional obligations with respect to the transfer of personal data from the European Economic Area, the UK and Switzerland to the U.S. and may require us to modify our policies and practices and engage in additional contractual negotiations, each of which could increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from those regions to the U.S.

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

Finally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA (a) allows enforcement by the California Attorney General, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation and (b) authorizes private lawsuits to recover statutory damages for certain data breaches. While it exempts some data regulated by the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and certain clinical trials data, the CCPA may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Additionally, the California Privacy Rights Act (CPRA) became operative in most respects on January 1, 2023. The CPRA significantly modified the CCPA, which may require us to modify our practices and policies and may further increase our compliance costs and potential liability. Numerous other states’ legislatures are considering or have enacted similar laws that will require ongoing compliance efforts and investment, and which may increase our potential liability and adversely affect our business. For example, Colorado, Connecticut, Utah and Virginia have enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon and Texas have enacted similar legislation that has become effective in 2024; Tennessee, Iowa, Delaware, Maryland, Minnesota, Nebraska, New Hampshire and New Jersey have enacted similar legislation that will take effect in 2025; and Indiana, Rhode Island and Kentucky have enacted similar legislation that will become effective in 2026. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action.

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

As of September 30, 2024, we had 112 full-time employees, including 83 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained and otherwise processed on our information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage, disruption, or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, phishing and other means of social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our data or data that is processed or maintained on our behalf, or other assets. For example, we have received phishing attacks, and companies have experienced an increase in phishing and social engineering attacks from third parties in recent years, and the increase in remote working further increases security threats. International military conflicts and geopolitical tensions may also increase cybersecurity threats that we and our CROs and other contractors and consultants face. Moreover, advancements in technology, such as artificial intelligence and machine learning, are changing and may continue to change the way companies are subjected to attempts to gain unauthorized access and disrupt systems, thereby increasing the risks of security threats and attacks. If we experience any disruption or security breach or incident resulting in any loss, destruction, unavailability, or unauthorized alteration, disclosure, dissemination, or processing of, or damage or unauthorized access to, our applications, any data processed or maintained on our behalf, or other assets, or for it to be believed or reported that any of these occurred, we could incur liability, financial harm and reputational damage and the development and commercialization of our product candidates could be delayed. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns, disruptions, or breaches in systems or have prevented or will prevent other cyber incidents that cause loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our data or other data processed or maintained on our behalf or other assets that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss, corruption, or unavailability of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our information technology systems or security breaches or incidents, suffered by us, or any of our third-party CROs, other contractors, or consultants, could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure, dissemination, or other processing of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event or any other security breach or incident that leads to the loss, corruption, or unavailability of, damage to, unauthorized access to, or use, alteration, disclosure, dissemination, or other processing of, personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

On August 17, 2021, the SEC filed a civil enforcement action against our Chief Business Officer for insider trading in violation of the securities laws. The lawsuit involved transactions that occurred in 2016 while our Chief Business Officer was employed by a different company. On April 5, 2024, a jury found our Chief Business Officer liable for insider trading. Pursuant to the final judgment entered by the Court on October 24, 2024, our Chief Business Officer is subject to a monetary penalty and is permanently enjoined from violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder but is not in any way prohibited or enjoined from serving as an officer or director of a public company. Our Chief Business Officer has appeal rights that he may choose to pursue.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.

Our net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our federal NOLs generated in tax years beginning prior to January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and therefore could expire unused. Our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. As of December 31, 2023, we had available federal NOL carryforwards of $242.1 million, of which $200.5 million do not expire. We also had available California NOL carryforwards of approximately $356.0 million as of December 31, 2023, which begin to expire in 2034 and are subject to limitation on use, including that such NOLs may not be available to offset California income prior to 2027. In addition, as of December 31, 2023, we had federal and California research and development credit carryforwards totaling $11.8 million and $6.2 million, respectively. The federal credits begin to expire in 2034 unless previously utilized, while the state credits do not expire.

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

Although as of September 30, 2024, we owned nine and licensed five issued patents in the United States pertaining to our three product candidates, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued or licensed patents will not be found invalid or unenforceable if challenged.

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

We may also be subject to claims that former employees, or other affiliates, or other third parties have an ownership interest in our patents or those of our licensors or other intellectual property. For example, a current or former employee, other affiliate, or other third party may allege that certain invention assignment agreements or invention assignments are invalid, unenforceable, or otherwise incomplete. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as our ability to enforce or defend our patents or those of our licensors. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees.

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

Although as of September 30, 2024, we owned nine and licensed five issued patents in the United States pertaining to our three product candidates and pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. As of September 30, 2024, we had two trademarks registered with the USPTO. Trademark applications we may file in the future may not result in any trademark registrations being issued, and our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

Additionally, if any of our employees, consultants, advisors, or other parties with access to our confidential information use any third-party AI-powered systems or tools in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure of our confidential information, including inadvertent disclosure of our confidential information into third-party training sets, some of which may be publicly available, and which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or confidential information, which could harm our competitive position and business.

Moreover, third parties may still obtain our trade secrets or other confidential information or may come upon this or similar information independently, and we would have no right to prevent them from using that information to compete with us. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced, and our competitive position would be harmed. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

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

Our licensors may have relied on third party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-licensed. If other affiliates or third parties have ownership rights to our in-licensed patents, they may be able to hinder our ability to enforce or defend such patents, or they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

As of September 30, 2024, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned a significant percentage of our outstanding common stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Warrant Exercises

On July 8, 2024, we issued 2,857,104 shares of common stock to warrant holders upon their exercise of outstanding pre-funded warrants, pursuant to a net exercise mechanism under the pre-funded warrants. Each pre-funded warrant had an exercise price of $0.0001 per share. The issuances of the shares were exempt from registration under the Securities Act pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange. The resale of the shares of common stock issued upon the exercise of pre-funded warrants were previously registered with our registration statement on Form S-3 filed on December 15, 2023, which was declared effective by the SEC on December 28, 2023.

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

ORIC Pharmaceuticals, Inc.

Date: November 12, 2024	By:	/s/ Jacob M. Chacko
Jacob M. Chacko, M.D.
President and Chief Executive Officer

Date: November 12, 2024	By:	/s/ Dominic Piscitelli
Dominic Piscitelli
Chief Financial Officer