Form 10-K
period 2024-12-31
Oric Pharmaceuticals, Inc.
filed 2025-02-18
CIK 1796280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on June 30, 2024 (the last day of the registrant’s most recently completed second fiscal quarter) was $470.7 million.

The number of shares of registrant’s Common Stock outstanding as of February 4, 2025 was 71,026,825.

Portions of the Registrant’s Definitive Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2024 fiscal year ended December 31, 2024.

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
•
the timing, progress and results of preclinical studies and clinical trials for ORIC-114, ORIC-944 and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
•
the timing, scope and likelihood of regulatory filings and approvals, including timing of Investigational New Drug (IND), or Clinical Trial Application (CTA), applications and final Food and Drug Administration (FDA), approval of ORIC-114, ORIC-944 and any other future product candidates;
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
•
our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering ORIC-114, ORIC-944 and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
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

ii

•
the pricing and reimbursement of ORIC-114, ORIC-944 and other product candidates we may develop, if approved;
•
the rate and degree of market acceptance and clinical utility of ORIC-114, ORIC-944 and other product candidates we may develop, if approved;
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

Profound advancements in oncology drug development have expanded the treatment options available to patients, yet therapeutic resistance and relapse continue to limit the efficacy and duration of clinical benefit of such treatments. Collectively, our founders and management team have a decades-long heritage of identifying and characterizing resistance mechanisms in oncology, having discovered, developed and commercialized groundbreaking medicines at companies such as Ignyta, Medivation, Aragon, Pharmacyclics and Genentech.

Our fully integrated discovery and development team is advancing a diverse pipeline of innovative clinical and discovery stage therapies designed to counter resistance mechanisms in cancer by leveraging our expertise within three specific areas: hormone-dependent cancers, precision oncology and key tumor dependencies.

Our clinical stage product candidates include:

•
ORIC-114, a brain penetrant, orally bioavailable, irreversible inhibitor that selectively targets epidermal growth factor receptor (EGFR) exon 20, human epidermal growth factor receptor 2 (HER2) exon 20 and EGFR atypical mutations, for which we licensed development and commercialization rights from Voronoi Inc. (Voronoi) in October 2020 (Voronoi License Agreement). In the fourth quarter of 2021, we filed a Clinical Trial Application (CTA) in South Korea for ORIC-114, which was cleared in the first quarter of 2022. We also filed and cleared an Investigational New Drug Application (IND) with the U.S. Food and Drug Administration (FDA) for ORIC-114 in the third quarter of 2022. We are enrolling a Phase 1b trial of ORIC-114 as a single-agent, in patients with advanced solid tumors with EGFR and HER2 exon 20 insertion mutations, EGFR atypical mutations or HER2 amplifications, which allows enrollment of patients with CNS metastases that are either treated or untreated but asymptomatic. We reported initial Phase 1b data from this trial at the European Society for Medical Oncology (ESMO) Congress in October 2023, which demonstrated both systemic and intracranial activity across multiple dose levels in a heavily pre-treated patient population. In April 2024, we announced the selection of two provisional recommended Phase 2 dose (RP2D) levels of ORIC-114 at 80 mg and 120 mg daily (QD), which are being further evaluated in three dose expansion cohorts for dose optimization and final RP2D selection. These expansion cohorts have now been initiated in patients with second-line non-small cell lung cancer (NSCLC) with EGFR exon 20 insertion mutations (EGFR exon 20 inhibitor-naïve), HER2 exon 20 insertion mutations, or EGFR atypical mutations. We expect to report updated Phase 1b data for the 2L EGFR exon 20 and 2L+ HER2 exon 20 cohorts in the first half of 2025 and the 2L+ EGFR atypical cohort in the second half of 2025. We also initiated cohorts for the treatment of patients with first-line, treatment-naïve NSCLC EGFR exon20 insertion mutations and first-line, treatment-naïve NSCLC EGFR atypical mutations, and expect to report Phase 1b data in the first half of 2026 and mid-2026, respectively. In January 2025, we announced that we entered into a clinical trial and supply agreement with Janssen Research & Development, LLC, a Johnson and Johnson company (Johnson & Johnson), to evaluate ORIC-114 in combination with subcutaneous (SC) amivantamab for the first line treatment of patients with advanced NSCLC with EGFR exon 20 insertion mutations, and we initiated a Phase 1b trial in the first quarter of 2025 and expect to report Phase 1b data in mid-2026.
•
ORIC-944, an allosteric inhibitor of the polycomb repressive complex 2 (PRC2) via the embryonic ectoderm development (EED) subunit, for which we licensed development and commercialization rights from Mirati Therapeutics, Inc. (Mirati) in August 2020 (Mirati License Agreement). We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021. We completed a Phase 1b trial of ORIC-944 as a single-agent, in patients with advanced prostate cancer and reported initial Phase 1b data from this trial in January 2024, demonstrating potential best-in-class drug properties, including an approximate 20-hour clinical half-life, robust target engagement and a favorable safety profile. In July 2024, we announced that in the first half of 2024 we initiated dosing of ORIC-944 in combination with apalutamide as well as in combination with darolutamide, as part of the ongoing Phase 1b trial in patients with metastatic castration resistant prostate cancer (mCRPC). We also announced that we entered into clinical trial collaboration and supply agreements with Johnson & Johnson and Bayer Consumer Care AG (Bayer), to evaluate ORIC-944 in combination with Erleada® (apalutamide), Johnson & Johnson’s androgen receptor (AR) inhibitor and Nubeqa® (darolutamide), Bayer’s AR inhibitor. In January 2025, we reported early Phase 1b combination data from the dose escalation cohort of ORIC-944 in combination with 240 mg QD apalutamide in patients with mCRPC. We expect to report updated Phase 1b data from the combination with AR inhibitors in the fourth quarter of 2025 or first half of 2026.

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

We are building a portfolio of novel agents targeting multiple resistance mechanisms by leveraging our specialized expertise in hormone-dependent cancers, precision oncology and key tumor dependencies:

•
Hormone-dependent cancers: Two of our founders, Drs. Charles Sawyers and Richard Heyman, are leading experts in nuclear hormone receptors and hormone-dependent cancers. They previously co-founded two oncology companies, Aragon (acquired by Johnson & Johnson in 2013) and Seragon (acquired by Roche in 2014), that developed therapeutics targeting two nuclear hormone receptors, the AR and estrogen receptor, respectively, the former effort leading to the approved drug Erleada (apalutamide). Our product candidate ORIC-944 is an allosteric inhibitor of PRC2 via the EED subunit that was designed to have superior drug properties compared to EZH2 inhibitors and is being developed as a potential treatment for advanced prostate cancer. Given the breadth of solid tumor indications in which hormone signaling pathways have been implicated in driving disease, or in the development of resistance, we believe our differentiated insight into this biology is a crucial component of our future success.

•
Precision oncology: Our precision medicine approach of utilizing biomarkers for demonstration of target and pathway engagement and ultimately for patient selection is rooted in our management team’s prior experience at Ignyta (acquired by Roche in 2018) in successfully developing Rozlytrek (entrectinib), which was approved by the FDA for the treatment of ROS1-positive metastatic NSCLC and neurotrophic tyrosine receptor kinase (NTRK)-positive solid tumors in 2019. Similarly, our product candidate, ORIC-114, a brain penetrant, irreversible inhibitor designed to selectively target EGFR and HER2 with high potency against exon 20 insertion mutations, is being developed in genetically defined patient populations, including NSCLC and breast cancer. Our team’s experience in precision oncology dates back decades, including Dr. Sawyers’ pivotal role in the development of Gleevec (imatinib) and Sprycel (dasatinib). We believe our team’s expertise and experience in precision oncology will allow us to develop drugs with a higher probability of clinical success within biomarker-defined patient populations, while also potentially reducing the time and cost of development.

•
Key tumor dependencies: Key tumor dependencies are abnormal alterations that promote cancer cell growth and survival and also confer specific vulnerabilities that normal cells lack; these cancer-specific dependencies are compelling therapeutic targets. Our scientific team—led by our Chief Scientific Officer, head of medicinal chemistry, head of biology and head of translational medicine—has amassed deep knowledge of key oncogenic drivers and pathways in order to identify and validate oncology targets. They most recently worked together at Genentech, where they progressed more than 20 oncology discovery programs into clinical development, with four approvals to date, including Cotellic (cobimetinib), Zelboraf (vemurafenib), Polivy (polatuzumab vedotin) and Itovebi (inavolisib). Our knowledge of innate, acquired and bypass resistance mechanisms, as well as our in-depth experience in forward and reverse translation, underpins our discovery efforts to identify key drivers of cancer resistance that can be exploited for therapeutic gain. Our resistance platform and in-house capabilities in medicinal chemistry and structure-based design enable us to pursue these resistance mechanisms.

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

Our portfolio currently consists of multiple internally discovered and in-licensed programs targeting key resistance mechanisms in cancer. Our product candidates are shown in the figure below:

(1) Clinical collaboration with Johnson & Johnson to evaluate ORIC-114 plus SC amivantamab in patients with first-line NSCLC with EGFR exon 20 insertion mutations.

Brain penetrant EGFR/HER2 program: ORIC-114

The ErbB receptor tyrosine kinase family is involved in key cellular functions, including cell growth and survival. EGFR and HER2 exon 20 insertion mutations are observed across multiple solid tumors, including NSCLC, breast, gastrointestinal, bladder and other cancers. EGFR exon 20 insertion mutations are observed in approximately 2.1% of all patients with NSCLC and these patients have a worse prognosis than patients with NSCLC driven by other EGFR mutations. HER2 exon 20 insertion mutations are observed in approximately 2.3% of all patients with NSCLC and EGFR atypical mutations are observed in approximately 2.9% of all patients with NSCLC. Approximately one-third of patients with exon 20 insertion mutations develop brain metastases, which contributes to poor prognosis.

ORIC-114 is a brain penetrant, orally bioavailable, irreversible inhibitor that selectively targets EGFR exon 20, HER2 exon 20 and EGFR atypical mutations. ORIC-114 has demonstrated greater brain exposure in preclinical studies compared to certain other compounds being developed against exon 20 mutations and has shown strong anti-tumor activity in an EGFR-driven intracranial lung cancer model. ORIC-114 has also demonstrated strong anti-tumor activity in both a subcutaneous and intracranial HER2-positive breast cancer model. In the fourth quarter of 2021, we filed a CTA for ORIC-114 in South Korea, which was cleared in the first quarter of 2022. We also filed and cleared an IND with the FDA for ORIC-114 in the third quarter of 2022. We are enrolling a Phase 1b trial of ORIC-114 as a single-agent, in patients with advanced solid tumors with EGFR and HER2 exon 20 insertion mutations, EGFR atypical mutations or HER2 amplifications, which allows enrollment of patients with CNS metastases that are either treated or untreated but asymptomatic. We reported initial Phase 1b data from this trial at the ESMO Congress in October 2023, which demonstrated both systemic and intracranial activity across multiple dose levels in a heavily pre-treated patient population. In April 2024, we announced the selection of two provisional RP2D levels of ORIC-114 at 80 mg and 120 mg QD, which are being further evaluated in three dose expansion cohorts for dose optimization and final RP2D selection. These expansion cohorts have been initiated in patients with second-line NSCLC with EGFR exon 20 insertion mutations (EGFR exon 20 inhibitor-naïve), HER2 exon 20 insertion mutations, or EGFR atypical mutations. We expect to report updated Phase 1b data for the 2L EGFR exon 20 and 2L+ HER2 exon 20 cohorts in the first half of 2025 and the 2L+ EGFR atypical cohort in the second half of 2025. We also initiated cohorts for the treatment of patients with first-line, treatment-naïve NSCLC EGFR exon20 insertion mutations and first-line, treatment-naïve NSCLC EGFR atypical mutations, and expect to report Phase 1b data in the first half of 2026 and mid-2026, respectively. In January 2025, we announced that we entered into a clinical trial and supply agreement with Johnson and Johnson, to evaluate ORIC-114 in combination with SC amivantamab for the first-line treatment of patients with advanced NSCLC with EGFR exon 20 insertion mutations, and we initiated a Phase 1b trial in the first quarter of 2025 and expect to report Phase 1b data in mid-2026.

PRC2 inhibitor program: ORIC-944

The dysregulation of PRC2 methyltransferase activity can lead to tumorigenesis in a wide range of cancers including prostate cancer, breast cancer, and hematological malignancies. PRC2 is composed of two druggable subunits: EED and EZH2. Several companies are developing EZH2 inhibitors; however, the pharmacologic properties of these compounds result in high doses that achieve only partial target inhibition in the clinic. Additionally, preclinical studies suggest drug resistance to EZH2 inhibitors may develop via EZH1 bypass compensation or acquired mutations in EZH2. Allosteric inhibition of EED impacts the assembly, stabilization, and activation of PRC2, and may have benefits over EZH2-mediated inhibition of PRC2. ORIC-944 is a potent and selective allosteric inhibitor of PRC2 via the EED subunit that was designed to have superior drug properties over EZH2 inhibitors and is efficacious in androgen-insensitive and enzalutamide-resistant prostate cancer models in preclinical studies. We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021. We completed a Phase 1b trial of ORIC-944 as a single-agent, in patients with advanced prostate cancer and reported initial Phase 1b data from this trial in January 2024, demonstrating potential best-in-class drug properties, including an approximate 20-hour clinical half-life, robust target engagement and a favorable safety profile. In July 2024, we announced that in the first half of 2024 we initiated dosing of ORIC-944 in combination with apalutamide as well as in combination with darolutamide, as part of the ongoing Phase 1b trial in patients with mCRPC. We also announced that we entered into clinical trial collaboration and supply agreements with Johnson & Johnson and Bayer, to evaluate ORIC-944 in combination with Erleada® (apalutamide), Johnson & Johnson’s AR inhibitor and Nubeqa® (darolutamide), Bayer’s AR inhibitor. In January 2025, we reported early Phase 1b combination data from the dose escalation cohort of ORIC-944 in combination with 240 mg QD apalutamide in patients with mCRPC. We expect to report updated Phase 1b data from the combination with AR inhibitors in the fourth quarter of 2025 or first half of 2026.

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

Our strategy

Our goal is to discover, develop and commercialize innovative therapies that overcome resistance in cancer. The key elements of our business strategy to achieve this goal include:

•
Leveraging the insights, experience and networks of our founders and management team. Our founders and management team have extensive experience identifying, discovering, developing and commercializing innovative cancer therapeutics aimed at novel targets, including Rozlytrek, Erleada, Talzenna, Xtandi, Sprycel, Gleevec, Imbruvica and Zelboraf. We are using this broad oncology experience together with our internal discovery and development capabilities to build a diverse pipeline of therapies targeting multiple cancer resistance mechanisms.
•
Advancing our product candidates as rapidly as possible through clinical development. In 2021, we filed and cleared INDs with the FDA for ORIC-944, a potent and selective allosteric inhibitor of polycomb repressive complex 2 (PRC2), that targets its regulatory EED subunit. We filed a CTA in South Korea for ORIC-114, a brain penetrant, orally bioavailable, irreversible inhibitor that selectively targets EGFR exon 20, HER2 exon 20 and EGFR atypical mutations, which was cleared in the first quarter of 2022. In the third quarter of 2022, we also filed and cleared an IND with the FDA for ORIC-114. We are enrolling a Phase 1b trial of ORIC-114 as a single-agent, in patients with advanced solid tumors with EGFR and HER2 exon 20 insertion mutations, EGFR atypical mutations or HER2 amplifications, which allows enrollment of patients with CNS metastases that are either treated or untreated but asymptomatic. We have selected two provisional RP2D levels of ORIC-114 at 80 mg and 120 mg QD, which are being further evaluated in three dose expansion cohorts for dose optimization and final RP2D selection. These expansion cohorts have been initiated in patients with second-line NSCLC with EGFR exon 20 insertion mutations (EGFR exon 20 inhibitor-naïve), HER2 exon 20 insertion mutations, or EGFR atypical mutations. We also initiated cohorts for the treatment of patients with first-line, treatment-naïve NSCLC EGFR exon 20 insertion mutations and first-line, treatment-naïve NSCLC EGFR atypical mutations. In January 2025, we announced that we entered into a clinical trial and supply agreement with Johnson and Johnson, to evaluate ORIC-114 in combination with SC amivantamab for the first-line treatment of patients with advanced NSCLC with EGFR exon 20 insertion mutations. For ORIC-944 we completed a Phase 1b trial of ORIC-944 as a single-agent, in patients with advanced prostate cancer and we initiated dosing of ORIC-944 in combination with apalutamide as well as in combination with darolutamide, as part of the ongoing Phase 1b trial in patients with metastatic prostate cancer. We also announced that we entered into clinical trial collaboration and supply agreements with Johnson & Johnson and Bayer, to evaluate ORIC-944 in combination with Erleada® (apalutamide), Johnson & Johnson’s AR inhibitor and Nubeqa® (darolutamide), Bayer’s AR inhibitor. We reported initial Phase 1b data for ORIC-114 at the ESMO Congress in October 2023, and expect to report updated data in the first half of 2025. We reported initial Phase 1b data for ORIC-944 in January 2024, reported early Phase 1b combination data from the dose escalation cohort of ORIC-944 in combination with 240 mg QD apalutamide in patients with mCRPC in January 2025 and expect to report updated ORIC-944 data in the fourth quarter of 2025 or first half of 2026. Where possible, we plan to pursue accelerated development strategies in areas of high unmet need.
•
Leveraging our resistance platform in building the leading, fully integrated company focused on delivering innovative medicines that aim to overcome resistance in cancer. As of December 31, 2024, we had 115 full-time employees, including world-class discovery, preclinical and clinical development teams, encompassing all major functions necessary to take a molecule from target identification through registrational clinical trials. Together, they bring in-house expertise in medicinal chemistry, biology, translational medicine, computational chemistry, in vitro and in vivo pharmacology, computational biology, biomarker development and CMC. We have also established internal expertise in clinical development, clinical operations, pharmacovigilance, clinical pharmacology, regulatory, quality, medical affairs and commercial. The members of our research, development and commercial organizations have collectively led and contributed to dozens of IND filings and multiple drug approvals in oncology. These internal capabilities led to the discovery and clinical development of our first product candidate and will enable us to continue to expand and advance our portfolio of additional product candidates.
•
Continuing to expand our portfolio of product candidates through both internal research activities and business development efforts. We continue to advance our internally generated programs as well as expand our pipeline through internal discovery activities. Simultaneously, we believe that accessing external innovation and expertise is important to our success. For example, we have in-licensed Mirati’s allosteric PRC2 program, including a lead product candidate now designated ORIC-944, as well as Voronoi’s EGFR and HER2 exon 20 insertion mutation program, including a lead product candidate now designated ORIC-114. We will continue to leverage our leadership team’s prior business development experience as we evaluate potential in-licensing and acquisition opportunities to further expand our portfolio. We aim to be the partner of choice for academic groups and companies in the field of cancer resistance.
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
•
Evaluating opportunities to accelerate development timelines and enhance the commercial potential of our programs in collaboration with third parties. We own or license full worldwide development and commercialization rights to each of our programs (other than with respect to our brain penetrant EGFR and HER2 program, ORIC-114, for which we own exclusive rights worldwide excluding the People's Republic of China, Hong Kong, Macau and Taiwan (the ORIC Territory)). We have established collaborations, including clinical trial collaboration and supply agreements with Johnson & Johnson and Bayer to evaluate ORIC-944 in combination with Erleada® (apalutamide), Johnson & Johnson’s AR inhibitor and Nubeqa® (darolutamide), Bayer’s AR inhibitor and with Johnson & Johnson to evaluate ORIC-114 in combination with SC amivantamab. We intend to continue evaluating opportunities to work with partners that meaningfully enhance our capabilities with respect to the development and commercialization of our product candidates. In addition, we intend to commercialize our product candidates in key markets either alone or with partners in order to maximize the worldwide commercial potential of our programs.

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

Given the breadth of resistance in hormone driven cancers, we believe our differentiated insight into this biology is a crucial component of our future success. Our programs include the product candidate ORIC-944 being developed for advanced prostate cancer.

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

Key tumor dependencies

Our scientific team—led by our Chief Scientific Officer, head of medicinal chemistry, head of biology and head of translational medicine—has amassed deep knowledge of key oncogenic drivers and pathways in order to identify and validate oncology targets. They most recently worked together at Genentech, where they progressed more than 20 oncology discovery programs into clinical development, with four approvals to date, including Cotellic, Zelboraf, Polivy and Itovebi. The team’s approach to uncovering tumor dependencies that are key drivers of cancer resistance is biology-focused and mechanistically driven.

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

Brain penetrant EGFR/HER2 program: ORIC-114

Background

The ErbB receptor tyrosine kinase family is involved in key cellular functions, including cell growth and survival. EGFR and HER2 exon 20 insertion mutations are observed across multiple solid tumors, including NSCLC, breast, gastrointestinal, bladder and other cancers. EGFR exon 20 insertion mutations are observed in approximately 2.1% of all patients with NSCLC and these patients have a worse prognosis than patients with NSCLC driven by other EGFR mutations. HER2 exon 20 insertion mutations are observed in approximately 2.3% of all patients with NSCLC and EGFR atypical mutations are observed in approximately 2.9% of all patients with NSCLC. Outside of NSCLC, it is estimated that EGFR and HER2 exon 20 insertion mutations are observed in approximately 0.6% of patients. In total, these prevalence estimates suggest a target population in non-small cell lung cancer of over 12,500 patients in the US annually, plus an additional 8,500 patients across other cancers.

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

Kinome selectivity screens were conducted on a 468 kinase panel with 1 uM of either ORIC-114, firmonertinib, zipalertinib, lazertinib or BDTX-1535 in a head-to-head assessment. The number of off-target kinase hits with inhibition of 80-100% are shown in the table. Notably, ORIC-114 did not hit any of the 3F family of kinases with the potential for covalent Cysteine interaction in the active site.

ORIC-114 demonstrated potent anti-tumor activity in various NSCLC EGFR exon 20 insertion mutation models. In the examples below, in models carrying the variants NPH, ASV and insG, ORIC-114 demonstrated potent anti-tumor activity when dosed orally once daily at 4 mg/kg.

In the head-to-head in vivo study in an EGFR exon 20 insertion lung cancer model shown below, ORIC-114 demonstrated greater antitumor activity than CLN-081 (zipalertinib). A 90% complete response rate was observed for ORIC-114 at the well tolerated dose of 3mg/kg once daily compared to only two complete responses for CLN-081. Additionally, in the CLN-081 cohort, 25% of the animals had to come off-study due to significant weight loss. Collectively, these in vivo data indicate the potential for a broader therapeutic index of ORIC-114.

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

In the fourth quarter of 2021, we filed a CTA for ORIC-114 in South Korea, which was cleared in the first quarter of 2022. We also filed and cleared an IND with the FDA for ORIC-114 in the third quarter of 2022. We are enrolling a Phase 1b trial of ORIC-114 as a single-agent, in patients with advanced solid tumors with EGFR and HER2 exon 20 insertion mutations, EGFR atypical mutations or HER2 amplifications, which allows enrollment of patients with CNS metastases that are either treated or untreated but asymptomatic.

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

Preliminary activity (NSCLC patients with HER2 exon 20 and treated at ≥ 45 mg QD)

Note: All data as of the data cutoff on September 26, 2023

In April 2024, we announced the selection of two provisional RP2D levels of ORIC-114 at 80 mg and 120 mg QD, which are being further evaluated in three dose expansion cohorts for dose optimization and final RP2D selection. These expansion cohorts have now been initiated in patients with second-line NSCLC with EGFR exon 20 insertion mutations (EGFR exon 20 inhibitor-naïve), HER2 exon 20 insertion mutations, or EGFR atypical mutations. We expect to report updated Phase 1b data for the 2L EGFR exon 20 and 2L+ HER2 exon 20 cohorts in the first half of 2025 and the 2L+ EGFR atypical cohort in the second half of 2025. We also initiated cohorts for the treatment of patients with first-line, treatment-naïve NSCLC EGFR exon 20 insertion mutations and first-line, treatment-naïve NSCLC EGFR atypical mutations, and expect to report Phase 1b data in the first half of 2026 and mid-2026, respectively.

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

Rationale for targeting allosteric inhibition of PRC2 through EED

PRC2 has two druggable subunits, EZH2, whose enzymatic function is the target of first-generation therapeutics, and EED, which next-generation therapeutics like ORIC-944 inhibit. Several companies are developing EZH2 inhibitors; however, the pharmacologic properties of these compounds result in high doses given more than once a day, that achieve only partial target inhibition in the clinic. Allosteric inhibition of PRC2 through EED is differentiated from targeting EZH2 and may be beneficial for a number of reasons. First, preclinical studies show that EED inhibition is active against mutants in EZH2 that confer innate resistance to EZH2 inhibitors. Second, in a similar fashion, acquired mutations in EZH2 are sensitive to EED inhibition. Third, cells treated with EZH2 inhibitors are also able to activate EHZ1 in a compensatory bypass mechanism of resistance, yet those cells are sensitive to EED inhibition.

Note: EZH1, enhancer of zeste homolog 1. EZH2, enhancer of zeste homolog 2. EED, embryonic ectoderm development. SUZ12, suppressor of zeste 12. H3K27, histone H3 at lysine 27.

(1) Yu et al Cancer Res. (2007).

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

Additional preclinical studies with ORIC-944 as a monotherapy and in combination regimens are being explored. We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021. We completed a Phase 1b trial of ORIC-944 as a single-agent, in patients with advanced prostate cancer and reported initial Phase 1b data from this trial in January 2024.

Initial Phase 1 dose escalation data of ORIC-944

We reported initial Phase 1b monotherapy data for ORIC-944 in patients with metastatic prostate cancer in January 2024. As of December 10, 2023, these data demonstrated potential best-in-class drug properties, including an approximate 20-hour clinical half-life and no signs of cytochrome P450 autoinduction that is seen with first-generation PRC2 inhibitors.

Preliminary Phase 1b Pharmacokinetics Data:

There was robust target engagement, with maximal decrease (≥75%) in H3K27me3 in monocytes from peripheral blood samples at doses as low as 200 mg QD with low inter-patient variability.

Preliminary Phase 1b Pharmacodynamic Data:

ORIC-944 was well tolerated up to 900 mg QD, with only Grade 1 and Grade 2 treatment related adverse events at dose levels corresponding with strong target engagement. The most common treatment related adverse events observed are summarized below.

Treatment related adverse events occurring in ≥ 10% of patients:

Note: All data as of the data cutoff on December 10, 2024. No Grade 4 or Grade 5 events reported.

This emerging profile with superior drug properties supports advancement of ORIC-944 into combination development in prostate cancer with AR inhibitor(s).

In mid-2024, we initiated dosing of ORIC-944 in combination with 240 mg QD apalutamide as well as in combination with 600 mg BID darolutamide, as part of the ongoing Phase 1b trial in patients with mCRPC. We also announced that we entered into clinical trial collaboration and supply agreements with Johnson & Johnson and Bayer, to evaluate ORIC-944 in combination with Erleada® (apalutamide), Johnson & Johnson’s AR inhibitor, and Nubeqa® (darolutamide), Bayer’s AR inhibitor.

In January 2025, we reported initial Phase 1b data from the dose escalation cohort of ORIC-944 in combination with 240 mg QD apalutamide in patients with mCRPC. As of the December 10, 2024 data cut-off, we completed the first two ORIC-944 dose escalation cohorts (n=6 patients) for the apalutamide combination. This initial experience demonstrated:

•
Deep prostate-specific antigen (PSA) decreases across both the 600 mg and 800 mg dose cohorts; 3 of 6 patients achieved confirmed PSA50 responses, of which 2 achieved confirmed PSA90 responses. All the PSA responses were maintained at ≥12 weeks, including a durable confirmed PSA90 response ongoing at 38 weeks.
•
Well-tolerated safety, with primarily Grade 1 and Grade 2 treatment related adverse events, consistent with PRC2 and AR inhibition, and one Grade 3 treatment related adverse events of fatigue (patient remains on treatment without dose modification). The first two dose levels cleared without dose limiting toxicities or treatment discontinuations related to safety. Dose escalation is ongoing.

Phase 1b PSA Response Data of ORIC-944 Plus Apalutamide (in collaboration with Johnson & Johnson):

ORIC-944 Dose
600 mg QD
800 mg QD
Best Percentage Change in PSA from Baseline
40
20
0
-20
-40
-60
-80
-100
(PSA progression in cycle 1)
PSA50
PSA90
Prior therapies:
• Abiraterone
• Abiraterone
• Docetaxel
• KLK2 CAR-T
• Abiraterone + Abemaciclib
• Radium 223 + Nivolumab
• Abiraterone + Abemaciclib
• Cabozantinib + Atezolizumab
• Abiraterone
• Docetaxel
• Abiraterone
• Docetaxel
• Pembrolizumab

Dose escalation for the combination of ORIC-944 with darolutamide is also ongoing with the first dose cohort completed and the second enrolling. Preliminary clinical activity seen to date is consistent with the apalutamide combination cohort.

Other preclinical programs

In addition to our product candidates, we are leveraging our resistance platform in pursuit of multiple discovery research programs that focus on our expertise within hormone-dependent cancers, precision oncology and key tumor dependencies. These programs highlight our medicinal chemistry and structure-based design expertise, and thus utilize a small molecule therapeutic approach to target oncogenic drivers in solid tumors like prostate, breast, and lung cancer that relapse with innate, acquired or bypass resistance. Our most advanced small molecule discovery research program is currently in preclinical studies.

Out-licensing candidates

We are also looking for strategic partnerships to help us develop our out-licensing candidates.

•
CD73 inhibitor program: ORIC-533 is an orally bioavailable small molecule inhibitor of CD73 that has demonstrated more potent adenosine inhibition in vitro compared to an antibody-based approach and other small molecule CD73 inhibitors. Many cancers usurp the anti-inflammatory adenosine pathway to avoid detection by the immune system, thereby reducing the effectiveness of certain chemotherapy- and immunotherapy-based treatments. Accumulation of adenosine in the tumor microenvironment is implicated in local immune suppression that leads to tumor growth. CD73 is an enzyme that controls the rate at which extracellular adenosine is produced and its overexpression is associated with poor prognosis in several cancers, including TNBC, NSCLC, multiple myeloma, melanoma and prostate, among others. Several global pharmaceutical companies are developing anti-CD73 antibodies, but due to significant medicinal chemistry challenges, to our knowledge, only one other orally bioavailable inhibitor of CD73 is in clinical development. With our resistance platform capabilities, our medicinal chemistry team created a differentiated compound that is both potent and orally bioavailable. We completed a Phase 1b trial of ORIC-533 as a single-agent, in patients with relapsed/refractory multiple myeloma and reported initial Phase 1b data from this trial at the American Society of Hematology (ASH) annual meeting in December 2023.
•
PLK4 program: ORIC-613 is a small molecule therapeutic intended to address a mechanism of innate resistance found in a subset of breast cancers, specifically a synthetic lethal interaction of PLK4 inhibition in tumors bearing a TRIM37 DNA amplification/elevation. Breast cancer models as well as other tumor models with this TRIM37 amplification have a key tumor dependency on PLK4 and our therapeutic approach is to inhibit this enzyme. ORIC-613, is an orally bioavailable, highly selective inhibitor of PLK4, and in preclinical studies shows synthetic lethality in tumor models with high levels of TRIM37. IND enabling studies were completed for ORIC-613.

Our license agreements

Voronoi license agreement

On October 19, 2020, we entered into the Voronoi License Agreement, a license and collaboration agreement, with Voronoi. The Voronoi License Agreement gives us access to Voronoi’s preclinical stage EGFR and HER2 exon 20 insertion mutation program, including a lead product candidate now designated as ORIC-114. Under the Voronoi License Agreement, Voronoi granted us an exclusive, sublicensable license under Voronoi’s rights to certain patent applications directed to certain small molecule compounds that bind to EGFR and HER2 with one or more exon 20 insertion mutations and certain related know-how, in each case, to develop and commercialize certain licensed compounds and licensed products incorporating any such compound in the ORIC Territory, defined as worldwide other than in the People’s Republic of China, Hong Kong, Macau and Taiwan. Pursuant to an amendment to the Voronoi License Agreement that we entered into with Voronoi on March 20, 2024, we also obtained the right to conduct and control certain clinical trials for the licensed products at specified clinical sites within Voronoi’s territory to support the development and commercialization of licensed products in the ORIC Territory. Under the Voronoi License Agreement, Voronoi had the right to perform certain mutually agreed upon development activities. Except for Voronoi’s right to participate in such development activities, we are wholly responsible for development and commercialization of licensed products in the ORIC Territory. In addition, we are obligated to use commercially reasonable efforts to develop and commercialize at least one licensed product in certain major markets in the ORIC Territory.

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

Clinical Development Collaborations

Pfizer collaboration

On December 21, 2022, we entered into a clinical development collaboration (the Pfizer Collaboration) for a potential Phase 2 study of ORIC-533 in multiple myeloma with Pfizer Inc. (Pfizer). Through the Pfizer Collaboration, we may potentially advance ORIC-533 into a Phase 2 combination study with elranatamab, Pfizer’s investigational B-cell maturation antigen (BCMA) and CD3-targeted bispecific antibody in development for the treatment of multiple myeloma. We maintain full economic ownership and control of ORIC-533. In conjunction with the Pfizer Collaboration, Jeff Settleman, Ph.D., Chief Scientific Officer, Oncology Research & Development, Pfizer, joined our Scientific Advisory Board for ORIC-533.

Bayer collaboration

On May 14, 2024, we entered into a clinical trial collaboration and supply agreement with Bayer, as amended effective October 23, 2024, to evaluate ORIC-944 in combination with Nubeqa® (darolutamide), Bayer’s AR inhibitor. We will continue to conduct and sponsor the ongoing Phase 1b clinical trial, and Bayer will provide darolutamide for the trial. We maintain full economic ownership and control of ORIC-944.

Johnson & Johnson collaborations

On July 10, 2024, we entered into a clinical trial collaboration and supply agreement with Johnson & Johnson, to evaluate ORIC 944 in combination with Erleada® (apalutamide), Johnson & Johnson’s AR inhibitor. We will continue to conduct and sponsor the ongoing Phase 1b clinical trial, and Johnson & Johnson will provide apalutamide for the trial. We maintain full economic ownership and control of ORIC-944.

On August 29, 2024, we entered into a clinical supply agreement with Johnson & Johnson, to evaluate ORIC-114 in combination with SC amivantamab, Johnson & Johnson’s fully-human EGFR-MET bispecific antibody. We will conduct and sponsor the Phase 1b clinical trial, and Johnson & Johnson will provide SC amivantamab for the trial. We maintain full economic ownership and control of ORIC-114.

Sales and marketing

We intend to retain significant development and commercial rights to our product candidates and, if marketing approval is obtained, to commercialize our product candidates on our own, or potentially with a partner, in the United States and other regions. We currently have initial commercial and medical affairs leadership on staff but do not have product sales, marketing or distribution capabilities. We intend to build the necessary infrastructure and capabilities over time for the United States, and potentially other regions, following further advancement of our product candidates. Clinical data, the size of the addressable patient population, the size of the required commercial infrastructure and manufacturing needs may all influence or alter our commercialization plans.

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

Our patent portfolio consists of issued patents and pending patent applications that we own or in-licensed related to ORIC-114, ORIC-944, ORIC-533 and various other compounds and programs. As of December 31, 2024, the portfolio includes 17 issued United States patents, 21 pending United States patent applications, 13 pending international patent applications filed under the Patent Cooperation Treaty (PCT application), 136 issued patents in various markets outside of the United States, and more than 50 pending patent applications in various markets outside of the United States.

As of December 31, 2024, our patent portfolio covering ORIC-114 that we have exclusively in-licensed from Voronoi in the ORIC Territory includes issued patents in Australia, Brazil, Eurasia, India, Israel, Japan, Korea, Mexico, New Zealand, the United States and South Africa, along with a pending PCT application and patent applications pending in the United States, Europe and other markets outside of the United States. We also own pending PCT applications covering certain forms of ORIC-114 and methods of using ORIC-114, and a pending United States patent application covering methods of using ORIC-114. The issued United States patents covering ORIC-114 as compositions of matter and pharmaceutical compositions are expected to expire in 2040, absent any patent term adjustments or extensions. Any patents that may issue from the pending patent applications related to ORIC-114 are expected to expire between 2040 and 2045, absent any patent term adjustments or extensions.

As of December 31, 2024, our patent portfolio covering ORIC-944 that we have exclusively in-licensed from Mirati includes patents issued in Australia, Brazil, Canada, China, Europe, Eurasia, Hong Kong, India, Israel, Japan, Korea, Macao, Mexico, New Zealand, South Africa and the United States, along with patent applications pending in the United States and other markets outside of the United States. We also own pending PCT applications and pending United States patent applications covering certain forms and uses of ORIC-944. The issued United States patents covering ORIC-944 as composition of matter, pharmaceutical compositions and related methods of use are expected to expire in 2039, absent any patent term extensions for regulatory delay. Any patents that may issue from the pending patent applications related to ORIC-944 are expected to expire between 2039 and 2045, absent any patent term adjustments or extensions.

As of December 31, 2024, our patent portfolio covering ORIC-533 includes patents issued in Australia, Brazil, Canada, China, Hong Kong, Eurasia, Israel, India, Japan, Korea, Macao, Mexico, New Zealand, Taiwan, the United States and South Africa, along with pending PCT applications, and other patent applications pending in the United States, Europe, Japan and other markets outside of the United States. The issued United States patents covering ORIC-533 as composition of matter, pharmaceutical compositions and related methods of use are expected to expire in 2040, absent any patent term extensions for regulatory delay. Any patents that may issue from our pending patent applications related to ORIC-533 are expected to expire between 2040 and 2044, absent any patent term adjustments or extensions.

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

For ORIC-114, we are aware that Johnson & Johnson has an FDA-approved product for patients with EGFR exon 20 insertion mutations, and Daiichi Sankyo in collaboration with AstraZeneca has an FDA-approved product for patients with HER2 mutations, including HER2 exon 20 insertion mutations. We are also aware of several companies developing inhibitors against EGFR or HER2 exon 20 insertion mutations and EGFR atypical mutations that are currently in clinical trials, including Dizal Pharmaceuticals, Cullinan Oncology in collaboration with Taiho Pharmaceutical, Bayer, ArriVent BioPharma in collaboration with Allist Pharmaceuticals, Boehringer Ingelheim, Enliven Therapeutics, Merus N.V., Black Diamond Therapeutics, Scorpion Therapeutics in collaboration with Pierre Fabre, Nuvalent and BlossomHill Therapeutics. Additionally, Pfizer has an FDA-approved product for the treatment of patients with HER2-positive breast cancer, including patients with brain metastases. We are also aware that Dizal Pharmaceuticals, Enliven Therapeutics and Zion Pharma in collaboration with Roche are developing brain penetrant inhibitors currently in clinical trials for patients with HER2-positive breast cancer.

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

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including the FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainty in the industry, and disrupt the FDA’s normal operations. Changes in the leadership of the FDA and other federal agencies under the new Trump administration can result in changes in the funding, operations, and policies of the FDA and other federal agencies, which may impact our clinical development plans and timelines.

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

Pursuing FDA approval/clearance of an in vitro companion diagnostic would require either a pre-market notification, also called 510(k) clearance, or a pre-market approval (PMA) or a de novo classification for that diagnostic. The review of companion diagnostics involves coordination of review with the FDA’s Center for Devices and Radiological Health. In May 2024, the FDA issued guidance on a voluntary pilot program on oncology drug products used with certain in vitro diagnostic tests, which is intended to provide greater transparency regarding the minimum performance characteristics necessary for certain oncology diagnostic tests. In October 2023, the FDA issued a final rule that phases out its enforcement discretion for most laboratory-developed tests (LDTs) and to amend the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the diagnostic product is a laboratory. This final rule is being challenged in federal courts. The new administration, including new leadership at the FDA, may issue new policies and regulations that can increase the cost and time needed to develop new diagnostic tests and to bring them to the market.

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

PMA process

The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years or longer. The applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness, including information about the device and its components regarding, among other things, device design, manufacturing, and labeling. PMA applications are subject to an application fee. In addition, PMAs for medical devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation (QSR) which imposes extensive testing, control, documentation, and other quality assurance and GMP requirements. The FDA issued a final rule in February 2024 replacing the QSR with Quality Management System Regulation (QMSR), which incorporates by reference the quality management system requirements of ISO 13485:2016. The FDA has stated that the standards contained in ISO 13485:2016 are substantially similar to those set forth in the existing QSR. The FDA will begin to enforce the QMSR requirements upon the effective date, February 2, 2026.

Other U.S. regulatory matters

Our current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which we research, as well as, sell, market, and distribute any products for which we obtain marketing approval. The applicable federal, state and foreign healthcare and healthcare-related laws and regulations, including information-sharing rules that may affect our ability to operate include, but are not limited to:

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

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, state laws that require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and require the registration of their sales representatives, state laws that require biotechnology companies to report information on the pricing of certain drug products; and
•
state and foreign laws and regulations that govern the privacy and security of health-related information in some circumstances (such as Washington's My Health, My Data Act, which, among other things, provides for a private right of action, and other state laws governing privacy and security of health-related information), many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts, and other legal and regulatory obligations applicable to the use, disclosure, and other processing of health-related information relating to individuals (such as a final rule issued by the U.S. Department of Justice that takes effect in April 2025 and places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China or with other specified links to China and other designated countries).

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

Marketing authorizations for the UK are submitted to the Medicines & Healthcare products Regulatory Agency (MHRA). As the Medicinal Products Directive is transposed into domestic law, the standards of clinical efficacy, safety, chemical control and manufacture as at December 31, 2020 (the end of the transition period for the UK’s exit from the EU) are retained. As Northern Ireland continues to apply EU law, medicines regulation for Great Britain is likely to be closely aligned with the EU for some time.

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

Since its enactment, there have been legislative and judicial efforts to repeal, replace, or change some or all of the ACA. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, and healthcare measures promulgated by the new Trump administration will impact the implementation of the ACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Additionally, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. The American Rescue Plan Act of 2021, eliminated the statutory cap on Medicaid Drug Rebate Programs rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Further, the Biden administration released an additional executive order in October 2022, directing the HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. In March 2023, the Centers for Medicare and Medicaid Services (CMS) published its first guidance on how negotiations will be conducted, starting in 2026 for high expenditure drugs as determined and selected by HHS. In June 2023, CMS issued a revised guidance for the Medicare Drug Price Negotiation Program under the Inflation Reduction Act. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government, asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Employees and Human Capital

As of December 31, 2024, we had 115 full-time employees, of which 86 were engaged in research and development activities. Substantially all of our employees are located in South San Francisco, California and San Diego, California. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2014, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have initiated clinical trials for a limited number of our product candidates. To date, we have devoted substantially all of our resources to research and development activities, including with respect to the preclinical and clinical development of ORIC-114, ORIC-944 and our other product candidates, in-licensing of external programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through public offerings and private placements of our common stock, convertible preferred stock and other derivative securities. Our net loss was $127.8 million for the year ended December 31, 2024, and as of December 31, 2024, we had an accumulated deficit of $562.8 million. In the fourth quarter of 2021, we filed a CTA in South Korea for ORIC-114, which was cleared in the first quarter of 2022. We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021 and an IND with the FDA for ORIC-114 in the third quarter of 2022. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

•
successful and timely completion of preclinical and clinical development of ORIC-114, ORIC-944 and our other future product candidates;
•
establishing and maintaining relationships with contract research organizations (CROs) and clinical sites for the clinical development of ORIC-114, ORIC-944 and our other future product candidates;
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

As of December 31, 2024, we had $256.0 million in cash, cash equivalents and investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into late 2026. Our estimate as to how long we expect our existing cash, cash equivalents, and investments, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing may result in the imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Risks related to the discovery, development and commercialization of our product candidates

We are substantially dependent on the success of our product candidates, ORIC-114 and ORIC-944. If we are unable to complete development of, obtain approval for and commercialize our product candidates for one or more indications in a timely manner, our business will be harmed.

We allocate the majority of our efforts and financial resources to the development of ORIC-114 and ORIC-944. Our future success is dependent on our ability to timely and successfully complete clinical trials, obtain marketing approval for and successfully commercialize ORIC-114 and ORIC-944.

ORIC-114 is a brain penetrant, orally bioavailable, irreversible inhibitor that selectively targets EGFR exon 20, HER2 exon 20 and EGFR atypical mutations. In the fourth quarter of 2021, we filed a CTA for ORIC-114 in South Korea, which was cleared in the first quarter of 2022. We also filed and cleared an IND with the FDA for ORIC-114 in the third quarter of 2022. We are enrolling a Phase 1b trial of ORIC-114 as a single-agent, in patients with advanced solid tumors with EGFR and HER2 exon 20 insertion mutations, EGFR atypical mutations or HER2 amplifications, which allows enrollment of patients with CNS metastases that are either treated or untreated but asymptomatic. In April 2024, we announced the selection of two provisional recommended Phase 2 dose (RP2D) levels of ORIC-114 at 80 mg and 120 mg QD, which are being further evaluated in three dose expansion cohorts for dose optimization and final RP2D selection. These expansion cohorts have now been initiated in patients with second-line non-small cell lung cancer (NSCLC) with EGFR exon 20 insertion mutations (EGFR exon 20 inhibitor-naïve), HER2 exon 20 insertion mutations, or EGFR atypical mutations. We also initiated cohorts for the treatment of patients with first-line, treatment-naïve NSCLC EGFR exon20 insertion mutations and first-line, treatment-naïve NSCLC EGFR atypical mutations. In January 2025, we announced that we entered into a clinical trial and supply agreement with Janssen Research & Development, LLC, a Johnson and Johnson company, to evaluate ORIC-114 in combination with subcutaneous (SC) amivantamab for the first line treatment of patients with advanced NSCLC with EGFR exon 20 insertion mutations, and we initiated a Phase 1b trial in the first quarter of 2025.

ORIC-944 is a potent and selective allosteric inhibitor of PRC2 via the EED subunit that was designed to have superior drug properties compared to EZH2 inhibitors and is efficacious in androgen-insensitive and enzalutamide-resistant prostate cancer models in preclinical studies. We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021, and we completed a Phase 1b trial of ORIC-944 as a single-agent, in patients with advanced prostate cancer. In the first half of 2024, we initiated dosing of ORIC-944 in combination with apalutamide as well as in combination with darolutamide, as part of the ongoing Phase 1b trial in patients with metastatic castration resistant prostate cancer (mCRPC). We also announced that we entered into clinical trial collaboration and supply agreements with Johnson & Johnson and Bayer to evaluate ORIC-944 in combination with Erleada® (apalutamide), Johnson & Johnson’s AR inhibitor, and Nubeqa® (darolutamide), Bayer’s AR inhibitor. These product candidates will require additional clinical development, expansion of manufacturing capabilities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote ORIC-114, ORIC-944 or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

In addition to ORIC-114 and ORIC-944, our prospects depend in part upon discovering, developing and commercializing additional product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates. All of our current programs other than ORIC-114 and ORIC-944, are in research or preclinical development. A product candidate can unexpectedly fail at any stage of preclinical and/or clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. For instance, we do not know whether ORIC-114 or ORIC-944 will perform in current or future preclinical studies or future clinical trials as they have in prior preclinical studies. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates, or prevent regulatory approval.

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

Adverse results of clinical trials conducted by third parties investigating the same class of product candidates as us in the same or different territories or indications could adversely affect our development of such product candidate.

Lack of efficacy, adverse events, undesirable side effects or other adverse results may emerge in clinical trials conducted by third parties investigating the same class of product candidates as us in different territories or indications. For example, pursuant to the Voronoi License Agreement, Voronoi retains the right to develop and commercialize the same compounds licensed to us, after a certain period, as specified in the Voronoi License Agreement, including the compound we refer to as ORIC-114, in the People’s Republic of China, Hong Kong, Macau and Taiwan and, subject to certain restrictions, to collaborate with others for such development and commercialization. We do not have control over Voronoi’s clinical trials or development program, and adverse findings from Voronoi’s conduct of clinical trials could adversely affect our development of ORIC-114 or even the viability of ORIC-114 as a product candidate. We may be required to report Voronoi’s adverse events or unexpected side effects to the FDA or comparable foreign regulatory authorities, which could, among other things, order us to cease further development of ORIC-114.

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

We have limited resources and are focusing our efforts on developing ORIC-114 and ORIC-944, and advancing our preclinical programs. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

We are focusing our resources and efforts on developing ORIC-114 and ORIC-944, and advancing our preclinical programs. As a result, because we have limited resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. For example, we completed a Phase 1b trial of ORIC-533 as a single-agent, in patients with relapsed/refractory multiple myeloma, and intend to evaluate strategic partnerships to develop ORIC-533 in combination with other immune-based antimyeloma therapies. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development activities may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target markets for ORIC-114, ORIC-944 or any of our other programs, we may relinquish valuable rights to that product candidate or program through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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

For ORIC-114, we are aware that Johnson & Johnson has an FDA-approved product for patients with EGFR exon 20 insertion mutations, and Daiichi Sankyo in collaboration with AstraZeneca has an FDA-approved product for patients with HER2 mutations, including HER2 exon 20 insertion mutations. We are also aware of several companies developing inhibitors against EGFR or HER2 exon 20 insertion mutations and EGFR atypical mutations that are currently in clinical trials, including Dizal Pharmaceuticals, Cullinan Oncology in collaboration with Taiho Pharmaceutical, Bayer, ArriVent BioPharma in collaboration with Allist Pharmaceuticals, Boehringer Ingelheim, Enliven Therapeutics, Merus N.V., Black Diamond Therapeutics, Scorpion Therapeutics in collaboration with Pierre Fabre, Nuvalent and BlossomHill Therapeutics. Additionally, Pfizer has an FDA-approved product for the treatment of patients with HER2-positive breast cancer, including patients with brain metastases. We are also aware that Dizal Pharmaceuticals, Enliven Therapeutics and Zion Pharma in collaboration with Roche are developing brain penetrant inhibitors currently in clinical trials for patients with HER2-positive breast cancer.

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

Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources, and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may obtain approval from the FDA, EMA or other comparable foreign regulatory authorities or discover, develop or commercialize products in our field before we do. In addition, we may face increasing competition from companies utilizing artificial intelligence (AI), and other computational approaches for drug discovery or other processes. Some of these competitors are involved in drug discovery themselves and/or with partners, and others develop software or other tools utilizing AI which can be used, directly or indirectly, in drug discovery. To the extent these or other AI uses prove to be successful, or more successful than our approaches, the development of our product candidates could be adversely affected, reduce the demand for us as a collaborator in drug discovery or negatively impact our operations in other ways.

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

Further, in June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA and other federal agencies to challenge longstanding decisions and policies, which could lead to uncertainty in the industry and disrupt federal agencies’ normal operations. Changes to the leadership of federal agencies like HHS, CMS and FDA under the new Trump administration can lead to new policies and regulations that can have a material impact on our industry and business operations.

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

We have conducted and still conduct clinical trials in the United States. We may choose to conduct additional clinical trials internationally, including a Phase 1b trial for ORIC-114 in South Korea, Australia and Europe. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from United States clinical trials are intended to serve as the basis for marketing approval in the foreign countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that any United States or foreign regulatory authority would accept data from trials conducted outside of its applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Even if we obtain orphan drug designation for a product candidate, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. In response to the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, including the overturn of the Chevron doctrine, legislation, agency decisions, and administrative actions, including changes under the new Trump administration, will impact the scope of the orphan drug exclusivity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to priority review.

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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), was passed, which substantially changed the way healthcare is financed by both the government and private insurers and continues to significantly impact the U.S. pharmaceutical industry. Since its enactment, there have been legislative and judicial efforts to repeal, replace, or change some or all of the ACA. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. It is unclear how future litigation and healthcare measures promulgated by the new Trump administration will impact the implementation of the ACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022 (IRA), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges as well as other judicial challenges in view of the Supreme Court’s overturn of the Chevron doctrine, future legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. Further, uncertainties created by the IRA, including its long-term impact on drug pricing, may negatively impact investments, company valuation, royalty-based earnings, mergers, and acquisitions in the industry. The impact of these and future legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the new Trump administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business, and expose us to greater liability.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. In addition, the FDA has authorized the state of Florida to develop Section 804 Importation Programs to import certain prescription drugs from Canada for a limited time to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biotechnology products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA and other federal agencies to challenge longstanding decisions and policies, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action.

Additionally, the collection, use, and other processing of health data relating to individuals in the EU is governed by the General Data Protection Regulation (GDPR), which extends the geographical scope of EU data protection law to non-EU entities under certain conditions and imposes substantial obligations upon companies and new rights for individuals. Failure to comply with the GDPR and the applicable national data protection laws of EU Member States may result in fines up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties and liabilities. The GDPR has increased our responsibility and liability in relation to personal data that we may process, and we may be required to put in place additional mechanisms in an effort to comply with the GDPR or other laws and regulations relating to privacy, data protection and cybersecurity. This may be onerous and if our efforts to comply with GDPR or other applicable laws and regulations are not successful, it could adversely affect our business. Further, the European Court of Justice (ECJ) in 2020 invalidated the EU-U.S. Privacy Shield and imposed additional requirements for companies making use of standard contractual clauses issued by the European Commission (SCCs), including requirements to make use of updated SCCs. The UK also has issued updated standard contractual clauses that are required to be implemented. Additionally, the U.S. Department of Justice recently issued a final rule that takes effect in April 2025, which places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China or with other specified links to China and other designated countries. These and other developments with respect to cross-border data transfer may impose additional obligations with respect to cross-border data transfer and may require us to modify our policies and practices and engage in additional contractual negotiations, each of which could increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data across borders.

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

Finally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA (a) allows enforcement by the California Attorney General or the California Privacy Protection Agency, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation and (b) authorizes private lawsuits to recover statutory damages for certain data breaches. While it exempts some data regulated by HIPAA and certain clinical trials data, the CCPA may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Additionally, the California Privacy Rights Act (CPRA) became operative in most respects on January 1, 2023. The CPRA significantly modified the CCPA, which may require us to modify our practices and policies and may further increase our compliance costs and potential liability. Numerous other states’ legislatures are considering or have enacted similar laws that will require ongoing compliance efforts and investment, and which may increase our potential liability and adversely affect our business. For example, Colorado, Connecticut, Utah, and Virginia have enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon and Texas have enacted similar legislation that became effective in 2024; Tennessee, Iowa, Delaware, Maryland, Minnesota, Nebraska, New Hampshire and New Jersey have enacted similar legislation that has or will become effective in 2025; and Indiana, Rhode Island and Kentucky have enacted similar legislation that will become effective in 2026. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action.

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

As of December 31, 2024, we had 115 full-time employees, including 86 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained and otherwise processed on our information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage, disruption, or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, phishing and other means of social engineering, and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our data or data that is processed or maintained on our behalf, or other assets. For example, we have received phishing attacks, and companies have experienced an increase in phishing and social engineering attacks from third parties in recent years, and the increase in remote working further increases security threats. International military conflicts and geopolitical tensions may also increase cybersecurity threats that we and our CROs and other contractors and consultants face. Moreover, advancements in technology, such as AI and machine learning, are changing and may continue to change the way companies are subjected to attempts to gain unauthorized access and disrupt systems, thereby increasing the risks of security threats and attacks. If we experience any disruption or security breach or incident resulting in any loss, destruction, unavailability, or unauthorized alteration, disclosure, dissemination, or processing of, or damage or unauthorized access to, our applications, any data processed or maintained on our behalf, or other assets, or for it to be believed or reported that any of these occurred, we could incur liability, financial harm and reputational damage and the development and commercialization of our product candidates could be delayed. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns, disruptions, or breaches in systems or have prevented or will prevent security breaches or incidents that lead to loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our data or other data processed or maintained on our behalf or other assets that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss, corruption, or unavailability of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our information technology systems or security breaches or incidents, suffered by us, or any of our third-party CROs, other contractors, or consultants, could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure, dissemination, or other processing of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event or any other security breach or incident that leads to the loss, corruption, or unavailability of, damage to, unauthorized access to, or use, alteration, disclosure, dissemination, or other processing of, personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

Our operations are vulnerable to interruption by natural disasters, extended power loss, telecommunications failure, terrorist activity, pandemics and other events beyond our control, which could harm our business.

Our facilities are located in California. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from natural disasters, such as wildfires, earthquakes or tsunamis, extended power loss, terrorist activity, pandemics or other disasters or other disruptions to our business and do not have a recovery plan for such events. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

Our Chief Business Officer was sued by the Securities and Exchange Commission for insider trading on a matter unrelated to ORIC.

On August 17, 2021, the SEC filed a civil enforcement action against our Chief Business Officer for insider trading in violation of the securities laws. The lawsuit involved transactions that occurred in 2016 while our Chief Business Officer was employed by a different company. On April 5, 2024, a jury found our Chief Business Officer liable for insider trading. Pursuant to the final judgment entered by the Court on October 24, 2024, our Chief Business Officer is subject to a monetary penalty and is permanently enjoined from violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder but is not in any way prohibited or enjoined from serving as an officer or director of a public company. Our Chief Business Officer has appealed the decision to the Ninth Circuit Court of Appeals.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.

Our net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our federal NOLs generated in tax years beginning prior to January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and therefore could expire unused. Our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. As of December 31, 2024, we had available federal NOL carryforwards of $276.7 million, of which $235.1 million do not expire. We also had available California NOL carryforwards of approximately $464.8 million as of December 31, 2024, which begin to expire in 2034 and are subject to limitation on use, including that such NOLs may not be available to offset California income prior to 2027. In addition, as of December 31, 2024, we had federal and California research and development credit carryforwards totaling $16.5 million and $7.7 million, respectively. The federal credits begin to expire in 2034, while the state credits do not expire.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (Code), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income may be limited. Limitations on the use of state NOLs also may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. We are currently in the process of conducting a Section 382 study to determine annual limitations, if any, that could result from such changes in the ownership. Our ability to utilize our NOLs and certain other tax attributes could be limited by an “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes before they expire, which could have a material adverse effect on our cash flows and results of operations.

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, such as China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

Although as of December 31, 2024, we owned ten and licensed seven issued patents in the United States pertaining to our product candidates, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued or licensed patents will not be found invalid or unenforceable if challenged.

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

We may also be subject to claims that former employees, other affiliates, or other third parties have an ownership interest in our patents or those of our licensors or other intellectual property. For example, a current or former employee, other affiliate, or other third party may allege that certain invention assignment agreements or invention assignments are invalid, unenforceable, or otherwise incomplete. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as our ability to enforce or defend our patents or those of our licensors. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees.

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

Although as of December 31, 2024, we owned ten and licensed seven issued patents in the United States pertaining to our product candidates and pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. As of December 31, 2024, we had two trademarks registered with the USPTO. Trademark applications we may file in the future may not result in any trademark registrations being issued, and our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

We contract with third parties for the production of our product candidates for preclinical studies and, in the case of ORIC-114, and ORIC-944, our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We may seek to selectively form collaborations, such as our collaboration with Pfizer, to expand our capabilities, potentially accelerate research and development activities and provide for commercialization activities by third parties. For example, we completed a Phase 1b trial of ORIC-533 as a single-agent, in patients with relapsed/refractory multiple myeloma, and intend to evaluate strategic partnerships to develop ORIC-533 in combination with other immune-based antimyeloma therapies. Any of these relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

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

As of December 31, 2024, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned a significant percentage of our outstanding common stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in our periodic reports and other SEC filings;
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
•
reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and other SEC filings; and
•
exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates as of June 30 of the previous year; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) December 31, 2025.

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

Item 2. Properties.

Our corporate headquarters are located in South San Francisco, California, where we lease 33,663 square feet of office, research and laboratory space, under a non-cancelable lease that expires in May 2028 with an option to renew for an additional one-year term. We are also under agreement to lease 13,041 square feet of office space and research and development space in San Diego, California through December 2026 with an option to renew for one period of three years. We believe that these existing facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

Holders of Record

As of December 31, 2024, there were approximately 24 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Our clinical stage product candidates include:

•
ORIC-114, a brain penetrant, orally bioavailable, irreversible inhibitor that selectively targets epidermal growth factor receptor (EGFR) exon 20, human epidermal growth factor receptor 2 (HER2) exon 20 and EGFR atypical mutations, for which we licensed development and commercialization rights from Voronoi Inc. (Voronoi) in October 2020 (Voronoi License Agreement). In the fourth quarter of 2021, we filed a Clinical Trial Application (CTA) in South Korea for ORIC-114, which was cleared in the first quarter of 2022. We also filed and cleared an Investigational New Drug Application (IND) with the U.S. Food and Drug Administration (FDA) for ORIC-114 in the third quarter of 2022. We are enrolling a Phase 1b trial of ORIC-114 as a single-agent, in patients with advanced solid tumors with EGFR and HER2 exon 20 insertion mutations, EGFR atypical mutations or HER2 amplifications, which allows enrollment of patients with CNS metastases that are either treated or untreated but asymptomatic. We reported initial Phase 1b data from this trial at the European Society for Medical Oncology (ESMO) Congress in October 2023, which demonstrated both systemic and intracranial activity across multiple dose levels in a heavily pre-treated patient population. In April 2024, we announced the selection of two provisional recommended Phase 2 dose (RP2D) levels of ORIC-114 at 80 mg and 120 mg daily (QD), which are being further evaluated in three dose expansion cohorts for dose optimization and final RP2D selection. These expansion cohorts have now been initiated in patients with second-line non-small cell lung cancer (NSCLC) with EGFR exon 20 insertion mutations (EGFR exon 20 inhibitor-naïve), HER2 exon 20 insertion mutations, or EGFR atypical mutations. We expect to report updated Phase 1b data for the 2L EGFR exon 20 and 2L+ HER2 exon 20 cohorts in the first half of 2025 and the 2L+ EGFR atypical cohort in the second half of 2025. We also initiated cohorts for the treatment of patients with first-line, treatment-naïve NSCLC EGFR exon20 insertion mutations and first-line treatment-naïve NSCLC EGFR atypical mutations and expect to report Phase 1b data in the first half of 2026 and mid-2026, respectively. In January 2025, we announced that we entered into a clinical trial and supply agreement with Janssen Research & Development, LLC, a Johnson and Johnson company (Johnson & Johnson), to evaluate ORIC-114 in combination with subcutaneous (SC) amivantamab for the first line treatment of patients with advanced NSCLC with EGFR exon 20 insertion mutations, and we initiated a Phase 1b trial in the first quarter of 2025 and expect to report Phase 1b data in mid-2026.
•
ORIC-944, an allosteric inhibitor of the polycomb repressive complex 2 (PRC2) via the embryonic ectoderm development (EED) subunit, for which we licensed development and commercialization rights from Mirati Therapeutics, Inc. (Mirati) in August 2020 (Mirati License Agreement). We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021. We completed a Phase 1b trial of ORIC-944 as a single-agent, in patients with advanced prostate cancer and reported initial Phase 1b data from this trial in January 2024, demonstrating potential best-in-class drug properties, including an approximate 20-hour clinical half-life, robust target engagement and a favorable safety profile. In July 2024, we announced that in the first half of 2024 we initiated dosing of ORIC-944 in combination with apalutamide as well as in combination with darolutamide, as part of the ongoing Phase 1b trial in patients with metastatic castration resistant prostate cancer (mCRPC). We also announced that we entered into clinical trial collaboration and supply agreements with Johnson & Johnson and Bayer Consumer Care AG (Bayer), to evaluate ORIC-944 in combination with Erleada® (apalutamide), Johnson & Johnson’s androgen receptor (AR) inhibitor and Nubeqa® (darolutamide), Bayer’s AR inhibitor. In January 2025, we reported early Phase 1b combination data from the dose escalation cohort of ORIC-944 in combination with 240 mg QD apalutamide in patients with mCRPC. We expect to report updated Phase 1b data from the combination with AR inhibitors in the fourth quarter of 2025 or first half of 2026.

Beyond these clinical stage product candidates, we are developing multiple discovery stage precision medicines targeting other hallmark cancer resistance mechanisms.

We have incurred significant losses since the commencement of our operations. Our net loss for the year ended December 31, 2024, was $127.8 million and we had an accumulated deficit of $562.8 million as of December 31, 2024. Our losses and accumulated deficit have resulted primarily from costs incurred in connection with research and development activities including in-licensing and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we anticipate these losses will increase significantly as we continue our development of ORIC-114 and ORIC-944 and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

Results of Operations

The following table supplements the discussion below and summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023	Change
Operating expenses:
Research and development	$114,072	$85,172	$28,900
General and administrative	28,823	25,608	3,215
Total operating expenses	142,895	110,780	32,115
Loss from operations	(142,895)	(110,780)	(32,115)

Other income, net	15,048	10,083	4,965

Net loss	$(127,847)	$(100,697)	$(27,150)

Research and Development Expenses

Research and development expenses were $114.1 million for the year ended December 31, 2024, compared to $85.2 million for 2023, an increase of $28.9 million. The increase was driven by a net increase in external expenses of $22.4 million related to the advancement of ORIC-114 and ORIC-944, offset by a decrease in ORIC-533 costs and costs related to a preclinical PLK4 program. The Company intends to evaluate strategic partnerships for these programs. Higher personnel costs of $6.5 million, including additional non-cash stock-based compensation of $2.3 million, also contributed to the increase.

The following table summarizes our external and internal costs for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023	Change
External costs:
ORIC-114	$29,313	$11,718	$17,595
ORIC-944	32,106	20,846	11,260
Preclinical, other unallocated costs and discontinued costs	21,528	28,006	(6,478)
Total external costs	82,947	60,570	22,377
Internal costs	31,125	24,602	6,523
Total research and development expenses	$114,072	$85,172	$28,900

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.

General and Administrative Expenses

General and administrative expenses were $28.8 million for the year ended December 31, 2024, compared to $25.6 million for 2023, an increase of $3.2 million. This increase was primarily due to higher personnel costs, including additional non-cash stock-based compensation of $2.7 million.

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

Cash Flows

The following table summarizes the sources and uses of our cash (in thousands):

	December 31,
	2024	2023
Net cash used in operating activities	$(112,662)	$(85,688)
Net cash provided by (used in) investing activities	22,137	(43,403)
Net cash provided by financing activities	126,547	85,658
Net increase (decrease) in cash, cash equivalents and restricted cash	$36,022	$(43,433)

Operating Activities

Net cash used in operating activities during the year ended December 31, 2024, of $112.7 million was primarily attributable to our net loss of $127.8 million, offset by non-cash expenses of $13.2 million, which were primarily driven by stock-based compensation offset by accretion of discount on investments, and $2.0 million in changes to working capital related to timing of payments.

Net cash used in operating activities during the year ended December 31, 2023, of $85.7 million was primarily attributable to our net loss of $100.7 million, offset by non-cash expenses of $10.1 million, which were primarily driven by stock-based compensation offset by accretion of discount on investments, and $4.9 million in changes to working capital related to timing of payments.

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2024, of $22.1 million was primarily attributable to maturities of investments, net of purchases.

Net cash used in investing activities during the year ended December 31, 2023, of $43.4 million was primarily attributable to purchases of investments, net of maturities.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2024, of $126.5 million was primarily attributable to net proceeds received in connection with our private placement in January 2024 of $124.8 million and proceeds received from stock option exercises and common stock issued under our ESPP.

Net cash provided by financing activities during the year ended December 31, 2023, of $85.7 million was primarily attributable to net proceeds received in connection with our private placement in June 2023 of $84.8 million and proceeds received from common stock issued under our ESPP and stock option exercises.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2024, consist of future payments under our operating leases. See Note 8 to our audited financial statements for detail regarding our operating leases.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing the income we receive without significantly increasing risk. To achieve this objective, we may invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years, in accordance with an investment policy approved by our audit committee. Some of the financial instruments that we invest in could be subject to market risk, meaning that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include a variety of securities, including money market funds, government debt securities, certificates of deposit and commercial paper, all with various maturity dates. As of December 31, 2024, we had cash equivalents and investments of $256.0 million, consisting of interest-bearing money market funds, certificates of deposit, securities issued by the U.S. Treasury and marketable debt instruments of government sponsored enterprises. Due to the nature of our cash equivalents and investments, an immediate 100 basis point change in interest rates would not have a material effect on their fair market value.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ORIC Pharmaceuticals, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California
February 18, 2025

ORIC PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$59,406	$23,384
Short-term investments	196,554	184,803
Prepaid expenses and other current assets	6,290	4,410
Total current assets	262,250	212,597

Long-term investments	—	26,852
Property and equipment, net	2,924	2,862
Other assets	8,968	9,696
Total assets	$274,142	$252,007

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,548	$944
Accrued liabilities	23,298	19,514
Total current liabilities	24,846	20,458

Other long-term liabilities	6,174	7,461
Total liabilities	31,020	27,919

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 71,021,855 and 54,865,553 shares issued and outstanding at December 31, 2024 and 2023, respectively	7	6
Additional paid-in capital	805,510	658,751
Accumulated deficit	(562,774)	(434,927)
Accumulated other comprehensive income	379	258
Total stockholders' equity	243,122	224,088
Total liabilities and stockholders' equity	$274,142	$252,007

See accompanying notes to financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023
Operating expenses:
Research and development	$114,072	$85,172
General and administrative	28,823	25,608
Total operating expenses	142,895	110,780
Loss from operations	(142,895)	(110,780)

Other income, net	15,048	10,083
Net loss	$(127,847)	$(100,697)
Other comprehensive income:
Unrealized gain on investments	121	1,549
Comprehensive loss	$(127,726)	$(99,148)
Net loss per share, basic and diluted	$(1.83)	$(1.96)
Weighted-average shares outstanding, basic and diluted	69,727,940	51,450,848

See accompanying notes to financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	45,089,537	$5	$557,867	$(334,230)	$(1,291)	$222,351
Issuance of common stock and pre-funded warrants, net	9,285,710	1	84,773	—	—	84,774
Exercise of common stock options	13,548	—	59	—	—	59
Issuance of common stock upon vesting of RSUs	182,122	—	—	—	—	—
Issuance of common stock from ESPP	294,636	—	826	—	—	826
Stock-based compensation expense	—	—	15,226	—	—	15,226
Unrealized gain on investments	—	—	—	—	1,549	1,549
Net loss	—	—	—	(100,697)	—	(100,697)
Balance at December 31, 2023	54,865,553	$6	$658,751	$(434,927)	$258	$224,088
Issuance of common stock, net	12,500,000	1	124,831	—	—	124,832
Exercise of pre-funded warrants	2,857,104	—	—	—	—	—
Exercise of common stock options	152,211	—	631	—	—	631
Issuance of common stock upon vesting of RSUs	306,850	—	—	—	—	—
Issuance of common stock from ESPP	340,137	—	1,084	—	—	1,084
Stock-based compensation expense	—	—	20,213	—	—	20,213
Unrealized gain on investments	—	—	—	—	121	121
Net loss	—	—	—	(127,847)	—	(127,847)
Balance at December 31, 2024	71,021,855	$7	$805,510	$(562,774)	$379	$243,122

See accompanying notes to financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(127,847)	$(100,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,107	1,032
Stock-based compensation expense	20,213	15,226
Loss on fixed asset disposals	—	22
Accretion of discount on investments, net	(8,103)	(6,169)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	143	1,620
Accounts payable and accrued other liabilities	1,825	3,278
Net cash used in operating activities	(112,662)	(85,688)

Cash flows from investing activities:
Acquisitions of property and equipment	(1,188)	(849)
Purchases of investments	(251,920)	(239,244)
Maturities of investments	275,245	196,690
Net cash provided by (used in) investing activities	22,137	(43,403)

Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants	125,000	85,000
Issuance costs associated with financings	(168)	(227)
Proceeds from issuance of common stock under ESPP	1,084	826
Proceeds from stock option exercises	631	59
Net cash provided by financing activities	126,547	85,658

Net increase (decrease) in cash, cash equivalents and restricted cash	36,022	(43,433)

Cash, cash equivalents and restricted cash at beginning of period	23,875	67,308
Cash, cash equivalents and restricted cash at end of period	$59,897	$23,875

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

As of December 31, 2024, the Company had an accumulated deficit of $562.8 million. Through December 31, 2024, all of the Company’s financial support has been provided by proceeds from the issuance of common stock and convertible preferred stock.

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

At-The-Market Sales Agreement and Offering

The Company previously entered into an “at the market” (ATM) sales agreement with Jefferies LLC as the Company’s sales agent, to sell shares of the Company’s common stock. On March 11, 2024, pursuant to the terms of the ATM sales agreement, the Company filed a Form S-3ASR and prospectus supplement, to allow the Company to sell from time to time up to $200.0 million of shares of the Company’s common stock in negotiated transactions or transactions deemed to be an ATM offering.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The accompanying financial statements include all known adjustments necessary for a fair presentation of the results as required by GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the year ended December 31, 2024, are not necessarily indicative of future results.

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

Segment Reporting

The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The CODM is assisted in their responsibilities of making decisions regarding resource allocation and performance assessment by the leadership team, consisting of executives, two senior vice presidents and a vice president.

The Company views its operations and manages its business as one operating segment, focused on the discovery and development of innovative therapies designed to counter the resistance mechanisms in cancer. Segment profit or loss is measured as the Company’s net loss as reported on the Company’s Statement of Operations and Comprehensive Loss. The Company monitors its cash and cash equivalents, short-term investments and long-term investments as reported on the Company’s Balance Sheets to determine funding for its research and development.

As the Company does not currently generate revenue, the CODM assesses Company performance through the achievement of pre-clinical and clinical research goals. In addition to the Company’s Statement of Operations and Comprehensive Loss, the CODM is regularly provided with budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and cash allocation.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the balance sheet to the total of the amount presented in the statement of cash flows, in thousands:

	December 31,
	2024	2023
Cash and cash equivalents	$59,406	$23,384
Restricted cash included in other assets	491	491
Total cash, cash equivalents and restricted cash	$59,897	$23,875

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

Impairment of Property and Equipment

The Company accounts for the impairment of long-lived assets by reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted-cash-flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. The Company did not recognize impairment losses for the years ended December 31, 2024 and 2023.

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

As of December 31, 2024 and 2023, the Company maintained valuation allowances against its deferred tax assets as the Company concluded it had not met the “more likely than not” to be realized threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes would result in a change in the effective tax rate.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts).

	Years Ended December 31,
	2024	2023
Numerator
Net loss	$(127,847)	$(100,697)
Denominator
Weighted average shares outstanding used in computing net loss per share, basic and diluted	69,727,940	51,450,848
Net loss per share, basic and diluted	$(1.83)	$(1.96)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	December 31,
	2024	2023
Options to purchase common stock	11,249,452	8,715,529
Non-vested restricted stock units	462,507	330,631
Total	11,711,959	9,046,160

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that would materially impact the Company's financial statements and related disclosures.

3. License Agreements and Clinical Development Collaborations

Johnson & Johnson collaborations

On August 29, 2024, the Company entered into a clinical supply agreement with Janssen Research & Development, LLC, a Johnson & Johnson company (Johnson & Johnson), to evaluate ORIC-114 in combination SC amivantamab, Johnson & Johnson’s fully-human EGFR-MET bispecific antibody. The Company will conduct and sponsor the Phase 1b clinical trial, and Johnson & Johnson will provide SC amivantamab for the trial. The Company maintains full economic ownership and control of ORIC-114.

On July 10, 2024, the Company entered into a clinical trial collaboration and supply agreement with Johnson & Johnson, to evaluate ORIC-944 in combination with Erleada® (apalutamide), Johnson & Johnson’s AR inhibitor. The Company will continue to conduct and sponsor the ongoing Phase 1b trial, and Johnson & Johnson will provide apalutamide for the trial. The Company maintains full economic ownership and control of ORIC-944.

Bayer collaboration

On May 14, 2024, the Company entered into a clinical trial collaboration and supply agreement with Bayer Consumer Care AG (Bayer), as amended effective October 23, 2024, to evaluate ORIC-944 in combination with Nubeqa® (darolutamide), Bayer’s androgen receptor (AR) inhibitor. The Company will continue to conduct and sponsor the ongoing Phase 1b trial, and Bayer will provide darolutamide for the trial. The Company maintains full economic ownership and control of ORIC-944.

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

Voronoi License Agreement

On October 19, 2020, the Company entered into a license and collaboration agreement (Voronoi License Agreement) with Voronoi Inc. (Voronoi). The Voronoi License Agreement gives the Company access to Voronoi’s preclinical stage EGFR and HER2 exon 20 insertion mutation program, including a lead product candidate now designated as ORIC-114. Under the Voronoi License Agreement, Voronoi granted the Company an exclusive, sublicensable license under Voronoi’s rights to certain patent applications directed to certain small molecule compounds that bind to EGFR and HER2 with one or more exon 20 insertion mutations and certain related know-how, in each case, to develop and commercialize certain licensed compounds and licensed products incorporating any such compound in the ORIC Territory, defined as worldwide other than in the People’s Republic of China, Hong Kong, Macau and Taiwan. Pursuant to an amendment to the Voronoi License Agreement that the Company entered into with Voronoi on March 20, 2024, the Company also obtained the right to conduct and control certain clinical trials for the licensed products at specified clinical sites within Voronoi’s territory to support the development and commercialization of licensed products in the ORIC Territory. Under the Voronoi License Agreement, Voronoi had the right to perform certain mutually agreed upon development activities. Except for Voronoi's right to participate in such development activities, the Company is wholly responsible for development and commercialization of licensed products in the ORIC Territory. In addition, the Company is obligated to use commercially reasonable efforts to develop and commercialize at least one licensed product in certain major markets in the ORIC Territory.

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

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Lab equipment	$7,386	$6,596
Leasehold improvements	2,043	1,967
Computer hardware and software	274	299
Furniture and fixtures	697	494
Total property and equipment, gross	10,400	9,356
Less accumulated depreciation	(7,476)	(6,494)
Total property and equipment, net	$2,924	$2,862

Depreciation expense was $1.1 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued clinical and manufacturing costs	$11,808	$9,436
Accrued compensation	7,648	6,529
Operating lease liabilities - short-term	3,183	2,752
Other accruals	659	797
Total accrued liabilities	$23,298	$19,514

6. Investments

The Company's available-for-sale investments consisted of the following (in thousands):

December 31, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term
U.S. treasury securities	$196,175	$379	$—	$196,554
Short-term investments	$196,175	$379	$—	$196,554

December 31, 2023
Short-term
U.S. treasury securities	$181,947	$180	$(64)	$182,063
U.S. agency bonds	2,500	—	(4)	2,496
Certificates of deposit	245	—	(1)	244
Short-term investments	$184,692	$180	$(69)	$184,803

Long-term
U.S. treasury securities	$26,705	$147	$—	$26,852
Long-term investments	$26,705	$147	$—	$26,852

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of December 31, 2024 and December 31, 2023. Credit loss is limited due to the nature of the investments.

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

Following are the major categories of assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
December 31, 2024
Money market funds (1)	$59,406	$59,406	$—	$—	$59,406
U.S. treasury securities	196,554	196,554	—	—	196,554
Total	$255,960	$255,960	$—	$—	255,960
December 31, 2023
Money market funds (1)	$23,384	$23,384	$—	$—	$23,384
U.S. treasury securities	208,915	208,915	—	—	208,915
U.S. agency bonds	2,496	—	2,496	—	2,496
Certificates of deposit	244	244	—	—	244
Total	$235,039	$232,543	$2,496	$—	235,039

(1) Included in cash and cash equivalents in accompanying balance sheets.

No transfers between levels occurred during either of the reporting periods presented.

8. Leases

Operating Leases

The Company has an operating lease for office and laboratory space in South San Francisco, California that ends in May 2028 with an option to renew for an additional one-year term. The Company also has an operating lease for office space in San Diego, California through December 2026 with an option to renew for one period of three years.

Following contains information related to the Company's leases (in thousands, except for weighted-average information):

	Years Ended December 31,
	2024	2023
Lease costs and cash paid:
Operating lease costs	$2,829	$2,715
Cash paid for operating leases	$2,919	$2,757

	December 31,
	2024	2023
Lease assets:
Right-of-use assets included in other assets	$8,380	$9,144

Lease liabilities:
Lease liabilities included in accrued liabilities	$3,183	$2,752
Lease liabilities included in other long-term liabilities	6,174	7,461
Total lease liabilities	$9,357	$10,213

Supplemental weighted- average information:
Weighted-average discount rate	8.3%	8.2%
Weighted-average remaining lease term (years)	3.2	4.2

Future lease payments of operating lease liabilities as of December 31, 2024, were as follows (in thousands):

Year ending December 31,	Operating Leases
2025	$3,303
2026	3,455
2027	2,771
2028	1,049
2029	—
Thereafter	—
Total minimum lease payments	10,578
Less: interest	1,221
Present value of lease liabilities	$9,357

9. Stockholders' Equity and Stock-Based Compensation

As of December 31, 2024, there were 2,429,915 shares available for future issuance under the 2020 Equity Incentive Plan and 221,291 shares available for future issuance under the 2022 Inducement Equity Incentive Plan. The 2020 Equity Incentive Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors and consultants of the Company. The number of shares of the Company’s common stock available for issuance under the 2020 Equity Incentive Plan will automatically increase on the first day of each fiscal year in an amount equal to the lessor of (1) 2,656,500 shares, (2) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (3) such other amount as determined by the Company’s Board of Directors. The 2022 Inducement Equity Incentive Plan provides for the grants of equity-based awards to individuals not previously employees or non-employee directors of the Company.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations and comprehensive loss for the periods presented (in thousands):

	Years Ended December 31,
	2024	2023
Research and development	$8,624	$6,353
General and administrative	11,589	8,873
Total stock-based compensation expense	$20,213	$15,226

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

The following table summarizes the stock option activity for the year ended December 31, 2024:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	8,715,529	$4.70
Granted	2,926,690	$9.33
Exercised	(152,211)	$4.14
Forfeited and cancelled	(240,556)	$6.58
Outstanding at December 31, 2024	11,249,452	$5.87	7.5	$31,115
Exercisable at December 31, 2024	5,901,296	$4.57	6.6	$23,428

The total intrinsic value of options exercised was $1.1 million and less than $0.1 million for the years ended December 31, 2024 and 2023, respectively.

The fair value of stock option awards to employees, executives, directors, and other service providers was estimated at the date of grant using the Black-Scholes Merton option pricing model with the following assumptions.

	Years Ended December 31,
	2024	2023
Risk-free interest rate	3.56% - 4.64%	3.45% - 4.73%
Expected volatility	84.40% - 86.31%	85.32% - 87.68%
Expected term (in years)	5.50 - 6.08	5.50 - 6.08
Expected dividend yield	0%	0%

The weighted-average grant-date fair value of options granted was $6.93 and $4.55 for the years ended December 31, 2024 and 2023, respectively.

The Company recognized stock-based compensation expense related to the vesting of stock options of $16.7 million and $12.7 million for the years ended December 31, 2024 and 2023, respectively. Total unrecognized compensation expense related to outstanding unvested stock-option awards as of December 31, 2024, was $31.6 million, which is expected to be recognized over a weighted-average remaining service period of 2.4 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the year ended December 31, 2024:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2023	330,631	$6.55
Granted	467,567	$9.40
Vested	(306,850)	$7.90
Forfeited	(28,841)	$7.76
Outstanding at December 31, 2024	462,507	$8.46

The Company recognized stock-based compensation expense related to the vesting of restricted stock units of $2.6 million and $1.3 million for the years ended December 31, 2024 and 2023, respectively. Total unrecognized compensation expense related to restricted stock units as of December 31, 2024, was $3.6 million, which is expected to be recognized over a weighted-average remaining service period of 1.8 years.

Employee Stock Purchase Plan

As of December 31, 2024, there were 832,261 shares available for future issuance under the 2020 Employee Stock Purchase Plan (ESPP). The number of shares of common stock available for issuance under the ESPP will automatically increase on the first day of each fiscal year in an amount equal to the lessor of (1) 500,000 shares, (2) 1% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (3) such other amount as determined by the Company’s

Board of Directors. The Company recognized stock-based compensation expense related to the ESPP of $0.9 million and $1.2 million for the years ended December 31, 2024 and 2023, respectively.

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

10. Income Tax

Significant components of the Company’s provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate were as follows (in thousands):

	For the Year Ended December 31,
	2024	2023
Statutory rate	$(26,849)	$(21,146)
State tax	(8,691)	(6,935)
Other permanent items	132	60
Research and development credit	(4,989)	(3,405)
Change in valuation allowance	39,631	31,954
Stock-based compensation	766	(528)
Provisions for income taxes	$—	$—

Significant components of the Company’s deferred taxes were as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$90,687	$75,803
Research and development credits	19,058	14,069
Stock-based compensation	14,424	10,538
Accruals and other	2,003	1,635
Intangible assets	6,152	6,713
Capitalized research expense	40,206	24,028
Lease liability	2,619	2,858
Gross deferred tax assets	175,149	135,644
Less valuation allowance	(172,562)	(132,965)
Total deferred tax assets	2,587	2,679

Deferred tax liabilities:
Property and equipment	(136)	(120)
Right-of-use assets	(2,345)	(2,559)
Other	(106)	—
Total deferred tax liabilities	(2,587)	(2,679)
Deferred income taxes, net	$—	$—

A valuation allowance of $172.6 million at December 31, 2024, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. The valuation allowance increased by $39.6 million during the year ended December 31, 2024.

As of December 31, 2024, the Company had available net operating loss (NOL) carryforwards of $276.7 million. Of the $276.7 million of NOL carryforwards, $41.6 million begin to expire in 2034 and $235.1 million do not expire. The Company also has available California NOL carryforwards of approximately $464.8 million as of December 31, 2024, which begin to expire in 2034. In addition, the Company has federal and California research and development (R&D) credit carryforwards totaling $16.5 million and $7.7 million, respectively. The federal credits begin to expire in 2034 unless previously utilized, while the state credits do not expire.

Pursuant to Sections 382 and 383 of the Internal Revenue Code (IRC), annual use of the Company’s NOL and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock, which on its own or combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change.

Upon the occurrence of an ownership change under Section 382 as outlined above, utilization of the Company’s NOL and research and development credit carryforwards are subject to an annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, which could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. The Company is currently in the process of conducting a Section 382 study to determine if such an ownership change has occurred.

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

The following table summarized activity related to the Company's gross unrecognized tax benefits (in thousands):

	For the Year Ended December 31,
	2024	2023
Beginning balance	$2,811	$2,172
Increases related to current year tax positions	926	639
Ending balance	$3,737	$2,811

As of December 31, 2024, the Company had gross unrecognized tax benefits of $3.7 million, none of which would affect the effective tax rate if recognized. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months. The Company’s policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. The Company had no accrual for interest or penalties on its balance sheets at December 31, 2024 and has not recognized interest and/or penalties in its statement of operations for the year ended December 31, 2024.

The Company is subject to taxation in the United States and California. The Company is not currently under examination by any taxing authorities. Due to the carryover of tax attributes, the statute of limitations is currently open for tax years since inception.

11. Employee Benefit Plan

The Company has a defined-contribution 401(k) plan for employees. Employees are eligible to participate in the plan beginning on the first day of the month following date of hire. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation. The Company matches employee contributions as permitted by the plan and may make an additional discretionary match as determined by the Company's board of directors. The Company's cost related to the 401(k) plan was $0.8 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2024, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Securities Trading Arrangements of Directors and Executive Officers

During our last fiscal quarter, the following director(s) and officer(s), as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On December 30, 2024, Dominic Piscitelli, our Chief Financial Officer, adopted a “Rule 10b5-1 trading arrangement” providing for the sale from time to time of an aggregate of up to 60,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is from May 2, 2025 until September 30, 2025, or earlier if all transactions under the trading arrangement are completed.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is KPMG LLP, San Diego, CA, Auditor Firm ID:185.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2024, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary.

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39269	3.1	4/28/20

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39269	3.1	3/24/23

4.1	Specimen Common Stock Certificate of the Registrant	S-1/A	333-236792	4.2	4/20/20

4.2	Description of the Registrant’s securities	10-K	001-39269	4.3	3/21/22

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-236792	10.1	2/28/20

10.2+	2014 Equity Incentive Plan, as amended, and forms of agreement thereunder	S-1	333-236792	10.2	2/28/20

10.3+	2020 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-236792	10.3	4/20/20

10.4+	2020 Employee Stock Purchase Plan and forms of agreements thereunder	10-Q	001-39269	10.2	11/8/21

10.5+	Employment Letter between the Registrant and Jacob M. Chacko, M.D.	S-1	333-236792	10.5	2/28/20

10.6+	Employment Letter between the Registrant and Pratik Multani, M.D.	S-1	333-236792	10.6	2/28/20

10.7+	Employment Letter between the Registrant and Dominic Piscitelli	S-1	333-236792	10.7	2/28/20

10.8+	Executive Incentive Compensation Plan	S-1	333-236792	10.8	2/28/20

10.9+	Change in Control and Severance Policy	S-1	333-236792	10.9	2/28/20

10.10+	Amended and Restated Outside Director Compensation Policy				Filed herewith

10.11	Lease between the Registrant and Britannia Pointe Grand Limited Partnership, dated June 5, 2015	S-1	333-236792	10.11	2/28/20

10.12	First Amendment to Lease between the Registrant and Britannia Pointe Grand Limited Partnership, dated August 12, 2021	8-K	001-39269	10.1	8/16/21

10.13+	Amended and Restated 2022 Inducement Equity Incentive Plan, and form agreements thereunder	8-K	001-39269	10.1	3/29/24

10.14#	License Agreement between the Registrant and Mirati Therapeutics, Inc., dated as of August 3, 2020.	10-Q	001-39269	10.2	5/9/22

10.15#	License and Collaboration Agreement between the Registrant and Voronoi, Inc., dated as of October 19, 2020.	10-Q	001-39269	10.3	5/9/22

10.16	Amendment No.1 to the License and Collaboration Agreement between the Registrant and Voronoi Inc., effective March 20, 2024	10-Q	001-39269	10.1	5/6/24

10.17	Open Market Sales AgreementSM by and between the Registrant and Jefferies LLC, dated May 6, 2021	8-K	001-39269	1.1	5/6/21

10.18	Securities Purchase Agreement, dated June 24, 2023	8-K	001-39269	10.1	6/27/23

10.19	Stock Purchase Agreement, dated January 20, 2024	8-K	001-39269	10.1	1/22/24

19.1	Insider Trading Policy, as amended				Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm				Filed herewith

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)				Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith

97.1+	Compensation Recovery Policy	10-K	001-39269	97.1	3/11/24

101.INS	Inline XBRL Instance Document				Furnished herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document				Furnished herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Furnished herewith

+	Indicates management contract or compensatory plan.
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

ORIC Pharmaceuticals, Inc.

Date: February 18, 2025	By:	/s/ Jacob M. Chacko
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

Signature	Title	Date

/s/ Jacob M. Chacko	President and Chief Executive Officer	February 18, 2025
Jacob M. Chacko, M.D.

/s/ Dominic Piscitelli	Chief Financial Officer	February 18, 2025
Dominic Piscitelli

/s/ Richard Heyman	Chair of the Board of Directors	February 18, 2025
Richard Heyman, Ph.D.

/s/ Mardi Dier	Director	February 18, 2025
Mardi Dier

/s/ Steven Hoerter	Director	February 18, 2025
Steven Hoerter

/s/ Lori Kunkel	Director	February 18, 2025
Lori Kunkel, M.D.

/s/ Angie You	Director	February 18, 2025
Angie You, Ph.D.