Form 10-Q
period 2025-03-31
Oric Pharmaceuticals, Inc.
filed 2025-05-05
CIK 1796280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 28, 2025, the registrant had 71,088,080 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this quarterly report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this quarterly report on Form 10-Q include, but are not limited to, statements about:

•
the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•
the timing, progress and results of preclinical studies and clinical trials for ORIC-944, ORIC-114 and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
•
the timing, scope and likelihood of regulatory filings and approvals, including timing of Investigational New Drug (IND), or Clinical Trial Application (CTA), applications and final Food and Drug Administration (FDA), approval of ORIC-944, ORIC-114 and any other future product candidates;
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
•
our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering ORIC-944, ORIC-114 and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
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

ii

•
the pricing and reimbursement of ORIC-944, ORIC-114 and other product candidates we may develop, if approved;
•
the rate and degree of market acceptance and clinical utility of ORIC-944, ORIC-114 and other product candidates we may develop, if approved;
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

iii

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ORIC PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,334	$59,406
Short-term investments	154,389	196,554
Prepaid expenses and other current assets	7,710	6,290
Total current assets	211,433	262,250

Long-term investments	20,039	—
Property and equipment, net	3,021	2,924
Other assets	8,365	8,968
Total assets	$242,858	$274,142

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$5,160	$1,548
Accrued liabilities	12,457	23,298
Total current liabilities	17,617	24,846

Other long-term liabilities	5,503	6,174
Total liabilities	23,120	31,020

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 71,078,511 and 71,021,855 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	812,317	805,510
Accumulated deficit	(592,795)	(562,774)
Accumulated other comprehensive income	209	379
Total stockholders' equity	219,738	243,122
Total liabilities and stockholders' equity	$242,858	$274,142

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$24,640	$21,960
General and administrative	8,078	7,030
Total operating expenses	32,718	28,990
Loss from operations	(32,718)	(28,990)

Other income, net	2,697	3,979
Net loss	$(30,021)	$(25,011)
Other comprehensive loss:
Unrealized loss on investments	(170)	(420)
Comprehensive loss	$(30,191)	$(25,431)
Net loss per share, basic and diluted	$(0.42)	$(0.37)
Weighted-average shares outstanding, basic and diluted	71,040,580	67,349,551

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2024	71,021,855	$7	$805,510	$(562,774)	$379	$243,122
Exercise of common stock options	53,009	—	253	—	—	253
Issuance of common stock upon vesting of RSUs	3,647	—	—	—	—	—
Stock-based compensation expense	—	—	6,554	—	—	6,554
Unrealized loss on investments	—	—	—	—	(170)	(170)
Net loss	—	—	—	(30,021)	—	(30,021)
Balance at March 31, 2025	71,078,511	$7	$812,317	$(592,795)	$209	$219,738

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	54,865,553	$6	$658,751	$(434,927)	$258	$224,088
Issuance of common stock, net	12,500,000	1	124,831	—	—	124,832
Exercise of common stock options	51,540	—	198	—	—	198
Issuance of common stock upon vesting of RSUs	3,245	—	—	—	—	—
Stock-based compensation expense	—	—	4,958	—	—	4,958
Unrealized loss on investments	—	—	—	—	(420)	(420)
Net loss	—	—	—	(25,011)	—	(25,011)
Balance at March 31, 2024	67,420,338	$7	$788,738	$(459,938)	$(162)	$328,645

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(30,021)	$(25,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	302	261
Stock-based compensation expense	6,554	4,958
Accretion of discount on investments, net	(882)	(2,227)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(575)	(2,409)
Accounts payable and accrued other liabilities	(7,911)	(5,758)
Net cash used in operating activities	(32,533)	(30,186)

Cash flows from investing activities:
Acquisitions of property and equipment	(387)	(218)
Purchases of investments	(64,663)	(114,395)
Maturities of investments	87,500	52,745
Net cash provided by (used in) investing activities	22,450	(61,868)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	125,000
Issuance costs associated with financings	—	(168)
Payment of deferred issuance costs	(242)	—
Proceeds from stock option exercises	253	198
Net cash provided by financing activities	11	125,030

Net (decrease) increase in cash, cash equivalents and restricted cash	(10,072)	32,976

Cash, cash equivalents and restricted cash at beginning of period	59,897	23,875
Cash, cash equivalents and restricted cash at end of period	$49,825	$56,851

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the balance sheets to the amounts shown in the statements of cash flows above, in thousands:

	March 31,
	2025	2024
Cash and cash equivalents	$49,334	$56,360
Restricted cash included in other assets	491	491
Total cash, cash equivalents and restricted cash	$49,825	$56,851

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

As of March 31, 2025, the Company had an accumulated deficit of $592.8 million. Through March 31, 2025, all of the Company’s financial support has been provided by proceeds from the issuance of common stock and convertible preferred stock.

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

Private Placements

On January 20, 2024, the Company entered into a securities purchase agreement with a select group of institutional and accredited healthcare specialist investors for the private placement of 12,500,000 shares of common stock at a price of $10.00 per share, resulting in gross proceeds of $125.0 million. The purchase price per share represents a premium to ORIC's 5-day trailing average stock price at the time of sale. After deducting expenses related to the private placement of $0.2 million, the net proceeds to the Company from the private placement were $124.8 million. The private placement closed on January 23, 2024. On January 26, 2024, the Company filed a Form S-3 registering the shares sold in the private placement. The Form S-3 was declared effective by the Securities and Exchange Commission (SEC) on February 2, 2024.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions of the SEC on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP, have been omitted. The accompanying unaudited financial statements include all known adjustments necessary for a fair presentation of the results as required by GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the interim period are not necessarily indicative of future results.

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K filed with the SEC. Furthermore, the Company’s significant accounting policies are disclosed in the audited financial statements for the periods ended December 31, 2024 and 2023, included in the Company’s Annual Report on Form 10-K. Since the date of those financial statements, there have been no changes to its significant accounting policies.

Segment Reporting

The Company’s chief operating decision maker (CODM) is the Company’s Chief Executive Officer. The CODM is assisted in their responsibilities of making decisions regarding resource allocation and performance assessment by the leadership team, consisting of executives, an executive vice president, a senior vice president and a vice president.

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220 -40): Disaggregation of Income Statement Expenses, which is intended to enhance expense disclosures by requiring additional information about specific expense categories in the notes to the financial statements. The standard is effective, as clarified by ASU 2025-01, for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The standard may be adopted prospectively or retrospectively. The Company is currently evaluating the impact of the standard on its financial statements and related disclosures.

3. License Agreements and Clinical Development Collaborations

Johnson & Johnson collaborations

On August 29, 2024, the Company entered into a clinical supply agreement with Janssen Research & Development, LLC, a Johnson & Johnson company (Johnson & Johnson), to evaluate ORIC-114 in combination with subcutaneous (SC) amivantamab, Johnson & Johnson’s fully-human EGFR-MET bispecific antibody. The Company will continue to conduct and sponsor the ongoing Phase 1b clinical trial, and Johnson & Johnson will provide SC amivantamab for the trial. The Company maintains full economic ownership and control of ORIC-114.

On July 10, 2024, the Company entered into a clinical trial collaboration and supply agreement with Johnson & Johnson, to evaluate ORIC-944 in combination with Erleada® (apalutamide), Johnson & Johnson’s androgen receptor (AR) inhibitor. The Company will continue to conduct and sponsor the ongoing Phase 1b trial, and Johnson & Johnson will provide apalutamide for the trial. The Company maintains full economic ownership and control of ORIC-944.

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

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Lab equipment	$7,757	$7,386
Leasehold improvements	2,056	2,043
Computer hardware and software	287	274
Furniture and fixtures	697	697
Total property and equipment, gross	10,797	10,400
Less accumulated depreciation	(7,776)	(7,476)
Total property and equipment, net	$3,021	$2,924

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued clinical and manufacturing costs	$4,061	$11,808
Accrued compensation	4,007	7,648
Operating lease liabilities - short-term	3,213	3,183
Other accruals	1,176	659
Total accrued liabilities	$12,457	$23,298

6. Investments

The Company's available-for-sale investments consisted of the following (in thousands):

March 31, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term
U.S. treasury securities	$154,203	$187	$(1)	$154,389
Short-term investments	$154,203	$187	$(1)	$154,389

Long-term
U.S. treasury securities	$20,016	$23	$—	$20,039
Long-term investments	$20,016	$23	$—	$20,039

December 31, 2024
Short-term
U.S. treasury securities	$196,175	$379	$—	$196,554
Short-term investments	$196,175	$379	$—	$196,554

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of March 31, 2025 and December 31, 2024. Credit loss is limited due to the nature of the investments.

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

Following are the major categories of assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
March 31, 2025
Money market funds (1)	$49,334	$49,334	$—	$—	$49,334
U.S. treasury securities	174,428	174,428	—	—	174,428
Total	$223,762	$223,762	$—	$—	$223,762
December 31, 2024
Money market funds (1)	$59,406	$59,406	$—	$—	$59,406
U.S. treasury securities	196,554	196,554	—	—	196,554
Total	$255,960	$255,960	$-	$—	$255,960

(1) Included in cash and cash equivalents in accompanying balance sheets.

No transfers between levels occurred during either of the reporting periods presented.

8. Stockholders’ Equity and Stock-Based Compensation

As of March 31, 2025, there were 1,768,802 shares available for future issuance under the 2020 Equity Incentive Plan and 1,236,941 shares available for future issuance under the 2022 Inducement Equity Incentive Plan. The 2020 Equity Incentive Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors and consultants of the Company. The 2022 Inducement Equity Incentive Plan provides for the grants of equity-based awards to individuals not previously employees or non-employee directors of the Company.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$2,892	$2,145
General and administrative	3,662	2,813
Total stock-based compensation expense	$6,554	$4,958

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2025:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	11,249,452	$5.87
Granted	2,946,718	$8.30
Exercised	(53,009)	$4.78
Forfeited and cancelled	(5,955)	$6.85
Outstanding at March 31, 2025	14,137,206	$6.38	7.8	$11,738
Exercisable at March 31, 2025	6,965,891	$5.02	6.6	$10,227

The fair value of stock option awards to employees, executives, directors, and other service providers was estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.02% - 4.43%	3.82% - 4.19%
Expected volatility	83.11% - 83.92%	85.97% - 86.31%
Expected term (in years)	6.08	6.08
Expected dividend yield	0%	0%

The Company recognized stock-based compensation expense related to the vesting of stock options of $5.5 million and $4.1 million during the three months ended March 31, 2025 and 2024, respectively. Total unrecognized compensation expense related to outstanding unvested stock-option awards as of March 31, 2025, was $44.0 million, which is expected to be recognized over a weighted-average remaining service period of 2.7 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2025:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2024	462,507	$8.46
Granted	462,004	$8.30
Vested	(3,647)	$7.82
Forfeited	(804)	$8.59
Outstanding at March 31, 2025	920,060	$8.39

The Company recognized stock-based compensation expense related to the vesting of restricted stock units of $0.9 million and $0.6 million during the three months ended March 31, 2025 and 2024, respectively. Total unrecognized compensation expense related to restricted stock units as of March 31, 2025, was $6.6 million, which is expected to be recognized over a weighted-average remaining service period of 2.2 years.

Employee Stock Purchase Plan

The Company recognized stock-based compensation expense related to the Employee Stock Purchase Plan (ESPP) of $0.2 million and $0.3 million during the three months ended March 31, 2025 and 2024, respectively.

Net Loss per Share

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	14,137,206	10,815,954
Non-vested restricted stock units	920,060	695,246
Total	15,057,266	11,511,200

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and our audited financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on February 18, 2025. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward-Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors” included elsewhere in this report.

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

Our clinical stage product candidates include:

•
ORIC-944, an allosteric inhibitor of the PRC2 via the embryonic ectoderm development (EED) subunit, for which we licensed development and commercialization rights from Mirati with the Mirati License Agreement. We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021. We completed a Phase 1b trial of ORIC-944 as a single-agent, in patients with advanced prostate cancer and reported initial Phase 1b data from this trial in January 2024, demonstrating potential best-in-class drug properties, including an approximate 20-hour clinical half-life, robust target engagement and a favorable safety profile. In July 2024, we announced that in the first half of 2024 we initiated dosing of ORIC-944 in combination with apalutamide as well as in combination with darolutamide, as part of the ongoing Phase 1b trial in patients with metastatic castration resistant prostate cancer (mCRPC). We also announced that we entered into clinical trial collaboration and supply agreements with Janssen Research & Development, LLC, a Johnson and Johnson company (Johnson & Johnson) and Bayer Consumer Care AG (Bayer), to evaluate ORIC-944 in combination with Erleada® (apalutamide), Johnson & Johnson’s androgen receptor (AR) inhibitor and Nubeqa® (darolutamide), Bayer’s AR inhibitor. In January 2025, we reported early Phase 1b combination data from the dose escalation cohort of ORIC-944 in combination with 240 mg (QD) apalutamide in patients with mCRPC. We expect to report dose escalation data of ORIC-944 both in combination with apalutamide and in combination with darolutamide in the first half of 2025, followed by an additional update in the second half of 2025. We also expect to report dose optimization data in combination with AR inhibitor(s) in the fourth quarter of 2025 or first quarter of 2026. We expect to initiate our first Phase 3 trial for ORIC-944 in mCRPC in the first half of 2026.
•
ORIC-114, a brain penetrant, orally bioavailable, irreversible inhibitor that selectively targets EGFR exon 20, HER2 exon 20 and EGFR atypical mutations, for which we licensed development and commercialization rights from Voronoi with the Voronoi License Agreement. In the fourth quarter of 2021, we filed a CTA in South Korea for ORIC-114, which was cleared in the first quarter of 2022. We also filed and cleared an IND with the FDA for ORIC-114 in the third quarter of 2022. We are enrolling a Phase 1b trial of ORIC-114 as a single-agent, in patients with advanced solid tumors with EGFR and HER2 exon 20 insertion mutations, EGFR atypical mutations or HER2 amplifications, which allows enrollment of patients with CNS metastases that are either treated or untreated but asymptomatic. We reported initial Phase 1b data from this trial at the European Society for Medical Oncology Congress in October 2023, which demonstrated both systemic and intracranial activity across multiple dose levels in a heavily pre-treated patient population. In April 2024, we announced the selection of two provisional recommended Phase 2 dose (RP2D) levels of ORIC-114 at 80 mg and 120 mg daily QD. We expect to report a comprehensive data update during the second half of 2025 that will include ORIC-114 in the first-line EGFR exon 20 monotherapy cohort, the 2L+ EGFR atypical cohort and cohorts for 2L EGFR exon 20 and 2L+ HER2 exon 20. In January 2025, we announced that we entered into a clinical trial and supply agreement with Johnson & Johnson, to evaluate ORIC-114 in combination with subcutaneous (SC) amivantamab for the first line treatment of patients with advanced non-small cell lung cancer (NSCLC) with EGFR exon 20 insertion mutations, and we initiated a Phase 1b trial in the first quarter of 2025. Initial data from this trial in addition to ORIC-114 data as a monotherapy in first-line EGFR atypical mutations are expected in mid-2026. We also expect to initiate Phase 3 trial(s) for ORIC-114 in first-line NSCLC in 2026, in EGFR exon 20, HER2 exon 20, and/or atypical EGFR mutations.

Beyond these clinical stage product candidates, we are developing multiple discovery stage precision medicines targeting other hallmark cancer resistance mechanisms.

We have incurred significant losses since the commencement of our operations. Our net loss for the three months ended March 31, 2025, was $30.0 million and we had an accumulated deficit of $592.8 million as of March 31, 2025. Our losses and accumulated deficit have resulted primarily from costs incurred in connection with research and development activities including in-licensing and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we anticipate these losses will increase significantly as we continue our development of ORIC-944 and ORIC-114 and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Operating expenses:
Research and development	$24,640	$21,960	$2,680
General and administrative	8,078	7,030	1,048
Total operating expenses	32,718	28,990	3,728
Loss from operations	(32,718)	(28,990)	(3,728)

Other income, net	2,697	3,979	(1,282)

Net loss	$(30,021)	$(25,011)	$(5,010)

Research and Development Expenses

Research and development expenses were $24.6 million for the three months ended March 31, 2025, compared to $22.0 million for the same period in 2024, an increase of $2.7 million. The increase was driven by a net increase in external expenses of $0.3 million and higher personnel costs of $2.4 million, including additional non-cash stock-based compensation of $0.7 million. The net increase in external expenses was related to the advancement of ORIC-944 and ORIC-114, offset primarily by lower costs from discontinued programs.

The following table summarizes our external and internal costs for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
External costs:
ORIC-944	$4,709	$4,641	$68
ORIC-114	6,043	4,365	1,678
Preclinical, other unallocated and discontinued costs	4,120	5,583	(1,463)
Total external costs	14,872	14,589	283
Internal costs	9,768	7,371	2,397
Total research and development expenses	$24,640	$21,960	$2,680

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.

General and Administrative Expenses

General and administrative expenses were $8.1 million for the three months ended March 31, 2025, compared to $7.0 million for the same period in 2024, an increase of $1.0 million. The increase was primarily due to higher personnel costs, including additional non-cash stock-based compensation of $0.8 million.

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

We expect our current cash, cash equivalents and investments will be sufficient to fund our current operating plan into 2027. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts.

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

Cash Flows

The following table summarizes the sources and uses of our cash (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(32,533)	$(30,186)
Net cash provided by (used in) investing activities	22,450	(61,868)
Net cash provided by financing activities	11	125,030
Net (decrease) increase in cash, cash equivalents and restricted cash	$(10,072)	$32,976

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2025, of $32.5 million was attributable to our net loss of $30.0 million and $8.5 million in changes to working capital, offset by non-cash expenses of $6.0 million, which were primarily driven by stock-based compensation offset by accretion of discount on investments.

Net cash used in operating activities during the three months ended March 31, 2024, of $30.2 million was attributable to our net loss of $25.0 million and $8.2 million in changes to working capital, offset by non-cash expenses of $3.0 million, which were primarily driven by stock-based compensation offset by accretion of discount on investments.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2025, of $22.5 million was primarily attributable to maturities of investments, net of purchases.

Net cash used in investing activities during the three months ended March 31, 2024, of $61.9 million was primarily attributable to purchases of investments, net of maturities.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2025, of less than $0.1 million was attributable to proceeds received from stock option exercises offset by payment of issuance costs.

Net cash provided by financing activities during the three months ended March 31, 2024, of $125.0 million was primarily attributable to proceeds received from our private placement in January 2024.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, expenses, and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing the income we receive without significantly increasing risk. To achieve this objective, we may invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years, in accordance with an investment policy approved by our audit committee. Some of the financial instruments that we invest in could be subject to market risk, meaning that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include a variety of securities, including money market funds, government debt securities, certificates of deposit and commercial paper, all with various maturity dates. As of March 31, 2025, we had cash, cash equivalents and investments of $223.8 million, consisting of interest-bearing money market funds, certificates of deposit, securities issued by the U.S. Treasury and marketable debt instruments of government-sponsored enterprises. Due to the nature of our cash equivalents and investments, an immediate 100 basis point change in interest rates would not have a material effect on their fair market value.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2025, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
any potential incompliance with environmental, health and safety laws and regulations; and
•
any potential incompliance with anti-bribery, anti-corruption, export (including data export), trade sanctions and import laws or regulations.

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

Risks related to dependence on third parties

•
our dependence on third-party suppliers and the loss of these third-party suppliers or their inability to supply us could harm our business;
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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2014, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have initiated clinical trials for a limited number of our product candidates. To date, we have devoted substantially all of our resources to research and development activities, including with respect to the preclinical and clinical development of ORIC-944, ORIC-114 and our other product candidates, in-licensing of external programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through public offerings and private placements of our common stock, convertible preferred stock and other derivative securities. Our net loss was $30.0 million for the three months ended March 31, 2025, and as of March 31, 2025, we had an accumulated deficit of $592.8 million. In the fourth quarter of 2021, we filed a CTA in South Korea for ORIC-114, which was cleared in the first quarter of 2022. We filed and cleared an IND with the FDA for ORIC-944 in the fourth quarter of 2021 and an IND with the FDA for ORIC-114 in the third quarter of 2022. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Our business depends entirely on the successful discovery, development and commercialization of product candidates. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any current or future collaborator’s ability, to achieve several objectives, including:

•
successful and timely completion of preclinical and clinical development of ORIC-944, ORIC-114 and our other future product candidates;
•
establishing and maintaining relationships with CROs and clinical sites for the clinical development of ORIC-944, ORIC-114 and our other future product candidates;
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

As of March 31, 2025, we had $223.8 million in cash, cash equivalents and investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into 2027. Our estimate as to how long we expect our existing cash, cash equivalents, and investments, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Risks related to the discovery, development and commercialization of our product candidates

We are substantially dependent on the success of our product candidates, ORIC-944 and ORIC-114. If we are unable to complete development of, obtain approval for and commercialize our product candidates for one or more indications in a timely manner, our business will be harmed.

We allocate the majority of our efforts and financial resources to the development of ORIC-944 and ORIC-114. Our future success is dependent on our ability to timely and successfully complete clinical trials, obtain marketing approval for and successfully commercialize ORIC-944 and ORIC-114.

These product candidates will require additional clinical development, expansion of manufacturing capabilities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote ORIC-944, ORIC-114 or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

In addition to ORIC-944 and ORIC-114, our prospects depend in part upon discovering, developing and commercializing additional product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates. All of our current programs other than ORIC-944 and ORIC-114, are in research or preclinical development. A product candidate can unexpectedly fail at any stage of preclinical and/or clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. For instance, we do not know whether ORIC-944 or ORIC-114 will perform in current or future preclinical studies or future clinical trials as they have in prior preclinical studies. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates, or prevent regulatory approval.

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

Reports of side effects or safety concerns in other companies’ clinical trials of the same or similar class of products or of products sharing the same mechanism of action as our product candidates could delay or prevent us from obtaining regulatory approval for our product candidates or negatively impact public perception and market acceptance of our product candidates.

There are a number of clinical trials being conducted by other pharmaceutical companies involving compounds similar to, or potentially competitive with, our product candidates, including compounds of the same or similar class of products or sharing the same mechanism of action as our product candidates. Adverse results reported by these other companies in their clinical trials could delay or prevent our receipt of regulatory approval or our ability to commercialize our product candidates or could negatively impact public perception and market acceptance of our product candidates, which could harm our business, financial condition and results of operations.

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

We are exploring predictive biomarkers to determine patient selection for certain of our clinical trials and to evaluate whether a companion diagnostic test will be required for any of our product candidates. In general, the FDA expects to review and approve simultaneously NDA and pre-market approval submissions for a therapeutic and its companion diagnostic, respectively, so any delay in diagnostic approval could delay drug approval. On April 13, 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. In June 2023, the FDA announced a new voluntary pilot program through which drug manufacturers can provide to the FDA the diagnostic test performance information used to enroll patients into clinical trials for drug approval. Based on assessment of the performance information, the FDA will publish the minimum performance characteristics recommended for similar tests that may be used to select patients for treatment with the approved drug to help laboratories identify specific biomarkers for their development of laboratory-developed tests (LDTs), and to ensure more consistent performance of these tests for drug selection and improved cancer patient care. In May 2024, the FDA published a final rule that phases out its enforcement discretion for LDTs, unless exempt, and amends the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the diagnostic product is a laboratory. The American Clinical Laboratory Association and a private laboratory have initiated litigation against the agency to challenge the implementation of this final rule. On March 31, 2025, U.S. District Court in Texas ruled that FDA exceeded its authority and vacated and set aside this LDT final rule in its entirety. We will continue to evaluate the impact of this litigation, as well as any future lawsuits brought against the FDA, and future legislative and administration actions on our companion diagnostic development and strategy. Future guidance documents from the FDA and other regulatory authorities may impact our development of a companion diagnostic for our product candidates and result in delays in regulatory approval. To the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon any of our companion diagnostic development plans or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and our business operations.

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

We have limited resources and are focusing our efforts on developing ORIC-944 and ORIC-114, and advancing our preclinical programs. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

We are focusing our resources and efforts on developing ORIC-944 and ORIC-114, and advancing our preclinical programs. As a result, because we have limited resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. For example, we completed a Phase 1b trial of ORIC-533 as a single-agent, in patients with relapsed/refractory multiple myeloma, and intend to evaluate strategic partnerships to develop ORIC-533 in combination with other immune-based antimyeloma therapies. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development activities may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target markets for ORIC-944, ORIC-114 or any of our other programs, we may relinquish valuable rights to that product candidate or program through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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

The number of patients who have the cancers we are targeting may turn out to be lower than expected. Additionally, the potentially addressable patient population for the product candidates we develop may be limited or may not be amenable to treatment with our product candidates. Regulatory approval may limit the market of a product candidate to target patient populations when biomarker-driven identification and/or highly specific criteria related to the stage of disease progression, or progression on or after certain therapies, are utilized.

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

Most significantly, in August 2022, then-President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap (with resulting prices for the initial ten drugs first effective in 2026); imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue and update guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

Further, in June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA and other federal agencies to challenge longstanding decisions and policies, which could lead to uncertainty in the industry and disrupt federal agencies’ normal operations. Changes to the leadership of federal agencies like HHS, CMS and FDA under the current administration can lead to new policies and regulations that can have a material impact on our industry and business operations.

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

Expanded access studies that we may support are likely to be uncontrolled, carried out by individual investigators and not conducted in strict compliance with good clinical practices (GCPs), all of which can lead to a treatment effect which may differ from that in our clinical trials. These studies provide only anecdotal evidence of efficacy for regulatory review. Patient data from these studies are not designed to be aggregated or reported as study results and may be highly variable.

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

Further, under the new leadership at the HHS under the current administration, agency reorganization, departure of high-profile regulators at the FDA, layoffs due to the reduction in force initiative may impact the normal operations at the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration and the new FDA commissioner or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, including changes resulting from executive orders; freeze on hiring, federal funding for research, and external communications; layoffs; return-to-office policies, and changes in funding for certain programs at the FDA, correspondence and regulatory review processes with the FDA may be materially delayed.

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

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and on-going surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements and regulatory inspection. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. If the FDA finds that the clinical data used to support approval do not sufficiently represent the diversity of the real-world patient population, the FDA may require additional data on underrepresented populations post-approval, including as a post-marketing requirement, or the FDA may enter into a written agreement with the applicant to collect additional data as a post-marketing commitment. In addition, if the FDA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with current good manufacturing practices (cGMPs) and GCPs for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMPs regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA, EMA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

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

The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express certain biomarkers or the specific genetic alteration that the companion diagnostic was developed to detect. If the FDA, EMA or a comparable regulatory authority requires approval of a companion diagnostic for any of our product candidates, whether before or concurrently with approval of the product candidate, we, and/or future collaborators, may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval or continued marketing of our related product candidates. Further, in April 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. In May 2024, the FDA published a final rule that phases out its enforcement discretion for LDTs, unless exempt, and amends the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the diagnostic product is a laboratory. On March 31, 2025, U.S. District Court in Texas ruled that FDA exceeded its authority and vacated and set aside this LDT final rule in its entirety. The full impact of this litigation as well as any future lawsuits brought against the FDA, and future legislative and administration actions on our companion diagnostic development and strategy is unclear. To the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon our companion diagnostic development plans or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and our business operations. Additionally, we may rely on third parties for the design, development and manufacture of companion diagnostic tests for our product candidates that may require such tests. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for our product candidates, or experience delays in doing so, the development of our product candidates may be adversely affected, our product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of our product candidates that obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

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

Even if we obtain orphan drug designation for a product candidate, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. In response to the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, including the overturning of the Chevron doctrine, legislation, agency decisions, and administrative actions, including changes under the current administration, will impact the scope of the orphan drug exclusivity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to priority review.

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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), was passed, which substantially changed the way healthcare is financed by both the government and private insurers and continues to significantly impact the U.S. pharmaceutical industry. Since its enactment, there have been legislative and judicial efforts to repeal, replace, or change some or all of the ACA. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. It is unclear how future litigation and healthcare measures promulgated by the current administration will impact the implementation of the ACA, our business, financial condition and results of operations.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges as well as other judicial challenges in view of the Supreme Court’s overturn of the Chevron doctrine, future legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. Further, uncertainties created by the IRA, including its long-term impact on drug pricing, may negatively impact investments, company valuation, royalty-based earnings, mergers, and acquisitions in the industry. The impact of these and future legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business, and expose us to greater liability.

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

Additionally, the collection, use and other processing of health data relating to individuals in the EU is governed by the General Data Protection Regulation (GDPR), which extends the geographical scope of EU data protection law to non-EU entities under certain conditions and imposes substantial obligations upon companies and new rights for individuals. Failure to comply with the GDPR and the applicable national data protection laws of EU Member States may result in fines up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties and liabilities. The GDPR has increased our responsibility and liability in relation to personal data that we may process, and we may be required to put in place additional mechanisms in an effort to comply with the GDPR or other laws and regulations relating to privacy, data protection and cybersecurity. This may be onerous and if our efforts to comply with GDPR or other applicable laws and regulations are not successful, it could adversely affect our business. Further, the European Court of Justice in 2020 invalidated the EU-U.S. Privacy Shield and imposed additional requirements for companies making use of standard contractual clauses issued by the European Commission (SCCs), including requirements to make use of updated SCCs. The UK also has issued updated standard contractual clauses that are required to be implemented. Additionally, the U.S. Department of Justice issued in January 2025 a final rule, effective April 8, 2025, which places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China or with other specified links to China and other designated countries. These and other developments with respect to cross-border data transfer may impose additional obligations with respect to cross-border data transfer and may require us to modify our policies and practices and engage in additional contractual negotiations, each of which could increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data across borders.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 public health emergency, the FDA temporarily postponed inspections of foreign manufacturing facilities and routine surveillance inspections of domestic manufacturing facilities. If a prolonged government shutdown or other disruption occurs, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

As of March 31, 2025, we had 122 full-time employees, including 94 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

On August 17, 2021, the SEC filed a civil enforcement action against our Chief Business Officer for insider trading in violation of the securities laws. The lawsuit involved transactions that occurred in 2016 while our Chief Business Officer was employed by a different company. On April 5, 2024, a jury found our Chief Business Officer liable for insider trading. Pursuant to the final judgment entered by the Court on October 24, 2024, our Chief Business Officer is subject to a monetary penalty and is permanently enjoined from violating Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder but is not in any way prohibited or enjoined from serving as an officer or director of a public company. Our Chief Business Officer has appealed the decision to the Ninth Circuit Court of Appeals.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.

Our net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our federal NOLs generated in tax years beginning prior to January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and therefore could expire unused. Our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally is limited to 80% of our current year taxable income. As of December 31, 2024, we had available federal NOL carryforwards of $276.7 million, of which $235.1 million do not expire. We also had available California NOL carryforwards of approximately $464.8 million as of December 31, 2024, which begin to expire in 2034 and are subject to limitation on use, including that such NOLs may not be available to offset California income prior to 2027. In addition, as of December 31, 2024, we had federal and California research and development credit carryforwards totaling $16.5 million and $7.7 million, respectively. The federal credits begin to expire in 2034, while the state credits do not expire.

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

We are subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, the United States enacted a 1% excise tax on stock buybacks and a 15% alternative minimum tax on adjusted financial statement income. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development have proposed implementing changes to existing tax laws, including a 15% global minimum tax. Many EU member states and other countries have enacted or are considering enacting such legislation. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or tax credits and incentives will not be adversely affected by these or other developments or changes in law.

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
•
unexpected changes in tariffs, trade barriers, price and exchange controls, export controls (including related to data), and other regulatory requirements;
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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, such as China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations, collaboration, and investment. The U.S. government has and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, the U.S. Department of Justice issued a final rule in January 2025 (effective in April 2025) that places limitations on U.S. companies’ ability to enter into (and in some cases prohibits) certain contracts involving transfers of sensitive personal data to business partners located in China, or with other specified links to China and other designated countries. The rule further requires U.S. persons to obtain from foreign counterparties contractual commitments to refrain from engaging in subsequent transfers of sensitive personal data to entities located in China or with other specified links to China and other designated countries. This new rule will impact our ability to contract not just with Chinese companies but also with foreign entities in general, potentially requiring us to extract promises related to compliance with this new rule. As another example, legislation was introduced in the last Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. This legislation reportedly may be brought up again in the current legislative term. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers, are restricted from sharing relevant data with such service providers or with others, or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

Although as of March 31, 2025, we owned nine and licensed eight issued patents in the United States pertaining to our product candidates, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued or licensed patents will not be found invalid or unenforceable if challenged.

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

The patent prosecution process is also expensive and time-consuming, and we and our licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. Additionally, recent reforms and changes at government agencies of the United States and those of non-U.S. jurisdictions could increase the delays, uncertainties and costs surrounding the prosecution of our owned and licensed patent applications, and the maintenance, enforcement, or defense of our owned and licensed issued patents. For example, the ability of the USPTO and other applicable patent authorities to properly administer their functions is highly dependent on the levels of funding available to the agency and their ability to retain personnel and fill key leadership appointments, among various factors. Termination of employees or delays in replacing or hiring for positions could significantly impact the ability of the USPTO and other applicable patent authorities to fulfill their functions and could greatly impact our ability to timely and adequately prosecute or maintain our owned and licensed patent applications, and our ability to timely and adequately maintain, enforce, or defend our owned and licensed issued patents. It is also possible that we or our licensors will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

We may in the future pursue invalidity proceedings with respect to third-party patents. The outcome following legal assertions of invalidity is unpredictable. Additionally, we may be subject to claims of patent infringement during those proceedings, and delays caused by the federal agencies may increase the time period that we are subject to such claims. For example, administrative changes, including reduced personnel and budgets experienced by the Patent and Trial Appeal Board, could further delay our ability to timely challenge any such patents. Even if resolved in our favor, these legal proceedings may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such proceedings adequately. Some of these third parties may be able to sustain the costs of such proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent proceedings could compromise our ability to compete in the marketplace. If we do not prevail in the patent proceedings the third parties may assert a claim of patent infringement directed at our product candidates.

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

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents or those of our licensors may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Amendments). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA-approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Additionally, administrative changes at the USPTO or other applicable patent authorities, such as reduced hiring and/or funding, may result in delays in issuance of a patent or in accrual of patent term extension, thereby reducing the amount of patent term extension that could otherwise be received. Administrative changes (e.g., at the FDA or USPTO) may also lead to delays in review and analysis of regulatory submissions or requests for patent term extension, which could result in a patent term extension not being timely granted (e.g., before the expiration of the patent) and there may be no patent eligible for extension. Moreover, the applicable time period or the scope of patent protection afforded could be less than we project or request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we project or request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

We may not be able to protect our intellectual property rights throughout the world.

Although as of March 31, 2025, we owned nine and licensed eight issued patents in the United States pertaining to our product candidates and pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. As of March 31, 2025, we had two trademarks registered with the USPTO. Trademark applications we may file in the future may not result in any trademark registrations being issued, and our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

Risks related to our dependence on third parties

We depend on third-party suppliers, and the loss of these third-party suppliers or their inability to supply us could harm our business.

We depend on third-party suppliers, including from certain manufacturers located in China that provide us with active pharmaceutical ingredients (API) required for the production of our product candidates, and we expect to continue to depend on third-party suppliers located in various jurisdictions around the world. Our dependence on these third-party suppliers and the challenges faced in obtaining adequate supplies involve several risks, including supply chain issues caused by the effects of worldwide economic conditions, including disruptions due to public health concerns, national security concerns, export or import restrictions, tariffs, or other geopolitical events, limited control over pricing, the availability of such materials, the quality of such materials, and delivery schedules. To the extent our business relies on suppliers, customers, or vendors in countries where the U.S. government has imposed any of these or other trade restrictions, our business may experience a material adverse effect. We may be unable to fully mitigate the effects of these disruptions or conditions. Any supply interruption could materially harm our ability to manufacture our product candidates, or to manufacture our product candidates on commercially reasonable terms, until a new source of supply, if any, can be identified and qualified. In such an event, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of the suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

In particular, there is currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade policies, including sanctions, treaties, tariffs, taxes, regulatory requirements, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact our business. As an example, since April 2025 the U.S. has imposed a 10% tariff on imports from most U.S. trading partners. In addition, the U.S. has imposed a 20% tariff on virtually all imports of Chinese origin since March 2025, and has also imposed a reciprocal tariff of 125% on most Chinese-origin products since April 2025. While some pharmaceuticals and pharmaceutical products have been exempted from the reciprocal tariff of 125%, the U.S. government is currently undertaking an investigation to determine whether additional tariffs may be necessary on pharmaceuticals and pharmaceutical products in order to attain U.S. national security and foreign policy goals. We cannot predict what actions may ultimately be taken with respect to trade relations between the U.S. and China or other countries, what interactions, including products or services, may be subject to such actions, or what actions may be taken by the other countries in retaliation. We may also be subject to indirect supply chain risks caused by recent and new changes in these policies, including an increased risk of recession, inflation, or a general macroeconomic slowdown. If our interactions with third-party suppliers, including the manufacturers we work with in China that supply API required for the production of our product candidates, are affected by any such governmental actions, our business, liquidity, financial condition, or results of operations could be materially and adversely affected.

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

Our reliance on these third parties for such drug development activities will reduce our control over these activities but will not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCP standards, regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are reliable and accurate and that the rights, integrity and confidentiality of trial participants are protected. The EMA also requires us to comply with similar standards. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials substantially comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current cGMPs regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process.

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

We contract with third parties for the production of our product candidates for preclinical studies and, in the case of ORIC-944 and ORIC-114, our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

We do not have complete control over all aspects of the manufacturing process of our contract manufacturing partners and are dependent on these contract manufacturing partners for compliance with cGMPs regulations for manufacturing both API and finished drug products. To date, we have obtained API and drug product for our product candidates from single-source third party contract manufacturers. We are in the process of developing our supply chain for each of our product candidates and intend to put in place framework agreements under which third-party contract manufacturers will generally provide us with necessary quantities of API and drug product on a project-by-project basis based on our development needs. As we advance our product candidates through development, we will consider our lack of redundant supply for the API and drug product for each of our product candidates to protect against any potential supply disruptions. However, we may be unsuccessful in putting in place such framework agreements or protecting against potential supply disruptions.

Third-party manufacturers may not be able to comply with cGMPs regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or others, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, EMA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we will need to find alternative manufacturing facilities, and those new facilities would need to be inspected and approved by FDA, EMA or comparable regulatory authority prior to commencing manufacturing, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.

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

As of March 31, 2025, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned a significant percentage of our outstanding common stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

None.

Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Securities Trading Arrangements of Directors and Executive Officers

No officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Amended and Restated 2022 Inducement Equity Incentive Plan, and form agreements thereunder.	8-K	001-39269	10.1	03/14/2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
101.INS	INLINE XBRL Instance Document				Furnished herewith
101.SCH	INLINE XBRL Taxonomy Extension Schema with Embedded Linkbase Document				Furnished herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Furnished herewith

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

ORIC Pharmaceuticals, Inc.

Date: May 5, 2025	By:	/s/ Jacob M. Chacko
Jacob M. Chacko, M.D.
President and Chief Executive Officer

Date: May 5, 2025	By:	/s/ Dominic Piscitelli
Dominic Piscitelli
Chief Financial Officer