Form 10-Q
period 2025-06-30
Oric Pharmaceuticals, Inc.
filed 2025-08-12
CIK 1796280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025, the registrant had 97,122,987 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the timing, scope or likelihood of regulatory filings and approvals;
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

ii

•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
our expectations regarding the timing, impacts, and estimates related to our strategic pipeline prioritization and planned reduction in workforce;
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

iii

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ORIC PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,864	$59,406
Short-term investments	206,649	196,554
Prepaid expenses and other current assets	8,611	6,290
Total current assets	291,124	262,250

Long-term investments	45,216	—
Property and equipment, net	2,762	2,924
Other assets	7,755	8,968
Total assets	$346,857	$274,142

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$3,130	$1,548
Accrued liabilities	14,920	23,298
Total current liabilities	18,050	24,846

Other long-term liabilities	4,812	6,174
Total liabilities	22,862	31,020

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 86,187,328 and 71,021,855 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	9	7
Additional paid-in capital	952,949	805,510
Accumulated deficit	(629,150)	(562,774)
Accumulated other comprehensive income	187	379
Total stockholders' equity	323,995	243,122
Total liabilities and stockholders' equity	$346,857	$274,142

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$30,549	$28,940	$55,189	$50,900
General and administrative	8,515	7,077	16,593	14,107
Total operating expenses	39,064	36,017	71,782	65,007
Loss from operations	(39,064)	(36,017)	(71,782)	(65,007)

Other income, net	2,709	4,054	5,406	8,033
Net loss	$(36,355)	$(31,963)	$(66,376)	$(56,974)
Other comprehensive loss:
Unrealized loss on investments	(22)	(94)	(192)	(514)
Comprehensive loss	$(36,377)	$(32,057)	$(66,568)	$(57,488)
Net loss per share, basic and diluted	$(0.47)	$(0.45)	$(0.89)	$(0.83)
Weighted-average shares outstanding, basic and diluted	78,126,257	70,348,414	74,602,994	68,848,981

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2024	71,021,855	$7	$805,510	$(562,774)	$379	$243,122
Exercise of common stock options	53,009	—	253	—	—	253
Issuance of common stock upon vesting of RSUs	3,647	—	—	—	—	—
Stock-based compensation expense	—	—	6,554	—	—	6,554
Unrealized loss on investments	—	—	—	—	(170)	(170)
Net loss	—	—	—	(30,021)	—	(30,021)
Balance at March 31, 2025	71,078,511	$7	$812,317	$(592,795)	$209	$219,738
Issuance of common stock and pre-funded warrants, net	14,980,313	2	133,267	—	—	133,269
Exercise of common stock options	7,812	—	34	—	—	34
Issuance of common stock upon vesting of RSUs	17,752	—	—	—	—	—
Issuance of common stock from ESPP	102,940	—	757	—	—	757
Stock-based compensation expense	—	—	6,574	—	—	6,574
Unrealized loss on investments	—	—	—	—	(22)	(22)
Net loss	—	—	—	(36,355)	—	(36,355)
Balance at June 30, 2025	86,187,328	$9	$952,949	$(629,150)	$187	$323,995

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	54,865,553	$6	$658,751	$(434,927)	$258	$224,088
Issuance of common stock, net	12,500,000	1	124,831	—	—	124,832
Exercise of common stock options	51,540	—	198	—	—	198
Issuance of common stock upon vesting of RSUs	3,245	—	—	—	—	—
Stock-based compensation expense	—	—	4,958	—	—	4,958
Unrealized loss on investments	—	—	—	—	(420)	(420)
Net loss	—	—	—	(25,011)	—	(25,011)
Balance at March 31, 2024	67,420,338	$7	$788,738	$(459,938)	$(162)	$328,645
Exercise of common stock options	71,936	—	293	—	—	293
Issuance of common stock upon vesting of RSUs	10,780	—	—	—	—	—
Issuance of common stock from ESPP	169,249	—	523	—	—	523
Stock-based compensation expense	—	—	4,996	—	—	4,996
Unrealized loss on investments	—	—	—	—	(94)	(94)
Net loss	—	—	—	(31,963)	—	(31,963)
Balance at June 30, 2024	67,672,303	$7	$794,550	$(491,901)	$(256)	$302,400

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(66,376)	$(56,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	612	533
Stock-based compensation expense	13,128	9,954
Accretion of discount on investments, net	(1,473)	(4,523)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,107)	(2,843)
Accounts payable and accrued other liabilities	(8,159)	(1,958)
Net cash used in operating activities	(63,375)	(55,811)

Cash flows from investing activities:
Acquisitions of property and equipment	(450)	(551)
Purchases of investments	(189,030)	(163,282)
Maturities of investments	135,000	120,245
Net cash used in investing activities	(54,480)	(43,588)

Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants	133,925	125,000
Issuance costs associated with financings	(656)	(168)
Proceeds from issuance of common stock under ESPP	757	523
Proceeds from stock option exercises	287	491
Net cash provided by financing activities	134,313	125,846

Net increase in cash, cash equivalents and restricted cash	16,458	26,447

Cash, cash equivalents and restricted cash at beginning of period	59,897	23,875
Cash, cash equivalents and restricted cash at end of period	$76,355	$50,322

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the balance sheets to the amounts shown in the statements of cash flows above, in thousands:

	June 30,
	2025	2024
Cash and cash equivalents	$75,864	$49,831
Restricted cash included in other assets	491	491
Total cash, cash equivalents and restricted cash	$76,355	$50,322

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

As of June 30, 2025, the Company had an accumulated deficit of $629.2 million. Through June 30, 2025, all of the Company’s financial support has been provided by proceeds from the issuance of common stock and convertible preferred stock.

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

Private Placements

On May 23, 2025, the Company entered into a securities purchase agreement with a select group of institutional and accredited healthcare specialist investors for the private placement of 14,130,313 shares of common stock at a price of $6.50 per share and pre-funded warrants to purchase 5,100,532 shares of common stock at a purchase price of $6.4999 per pre-funded warrant, resulting in gross proceeds of $125.0 million. The purchase price per share represents a premium of approximately 18% to ORIC’s 10-day trailing volume-weighted average stock price as of deal signing on May 23, 2025. The pre-funded warrants have an exercise price of $0.0001 per share of common stock, were immediately exercisable and will remain exercisable until exercised in full. After deducting expenses related to the private placement of $0.6 million, the net proceeds to the Company from the private placement were $124.4 million. The private placement closed on May 29, 2025. On June 11, 2025, the Company filed a Form S-3 registering the shares sold in the private placement. The Form S-3 was declared effective by the Securities and Exchange Commission (SEC) on June 20, 2025.

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

At-The-Market Sales Agreement and Offering

The Company previously entered into an “at the market” (ATM) sales agreement with Jefferies LLC as the Company’s sales agent, to sell shares of the Company’s common stock. On March 11, 2024, pursuant to the terms of the ATM sales agreement, the Company filed a Form S-3ASR and prospectus supplement, to allow the Company to sell from time to time up to $200.0 million of shares of the Company’s common stock in negotiated transactions or transactions deemed to be an ATM offering. In June 2025, the Company raised net proceeds of approximately $8.9 million through the sale of 850,000 shares in an ATM offering, with participation from a healthcare specialist fund, at a purchase price of $10.50. The Company did not raise proceeds under an ATM offering in 2024. As of June 30, 2025, $191.1 million remained available for sale under the ATM sales agreement.

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

The Company views its operations and manages its business as one operating segment, focused on the research and development of innovative therapies designed to counter the resistance mechanisms in cancer. Segment profit or loss is measured as the Company’s net loss as reported on the Company’s Statement of Operations and Comprehensive Loss. The Company monitors its cash and cash equivalents, short-term investments and long-term investments as reported on the Company’s Balance Sheets to determine funding for its research and development.

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

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Lab equipment	$7,709	$7,386
Leasehold improvements	2,065	2,043
Computer hardware and software	287	274
Furniture and fixtures	697	697
Total property and equipment, gross	10,758	10,400
Less accumulated depreciation	(7,996)	(7,476)
Total property and equipment, net	$2,762	$2,924

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued clinical and manufacturing costs	$5,365	$11,808
Accrued compensation	5,175	7,648
Operating lease liabilities - short-term	3,273	3,183
Other accruals	1,107	659
Total accrued liabilities	$14,920	$23,298

6. Investments

The Company's available-for-sale investments consisted of the following (in thousands):

June 30, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term
U.S. treasury securities	$206,559	$102	$(12)	$206,649
Short-term investments	$206,559	$102	$(12)	$206,649

Long-term
U.S. treasury securities	$45,119	$97	$—	$45,216
Long-term investments	$45,119	$97	$—	$45,216

December 31, 2024
Short-term
U.S. treasury securities	$196,175	$379	$—	$196,554
Short-term investments	$196,175	$379	$—	$196,554

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of June 30, 2025 and December 31, 2024. Credit loss is limited due to the nature of the investments.

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

Following are the major categories of assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
June 30, 2025
Money market funds (1)	$75,864	$75,864	$—	$—	$75,864
U.S. treasury securities	251,865	251,865	—	—	251,865
Total	$327,729	$327,729	$—	$—	$327,729
December 31, 2024
Money market funds (1)	$59,406	$59,406	$—	$—	$59,406
U.S. treasury securities	196,554	196,554	—	—	196,554
Total	$255,960	$255,960	$-	$—	$255,960

(1) Included in cash and cash equivalents in accompanying balance sheets.

No transfers between levels occurred during either of the reporting periods presented.

8. Stockholders’ Equity and Stock-Based Compensation

As of June 30, 2025, there were 1,756,756 shares available for future issuance under the 2020 Equity Incentive Plan and 1,107,591 shares available for future issuance under the 2022 Inducement Equity Incentive Plan. The 2020 Equity Incentive Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors and consultants of the Company. The 2022 Inducement Equity Incentive Plan provides for the grants of equity-based awards to individuals not previously employees or non-employee directors of the Company.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$2,919	$2,131	$5,811	$4,276
General and administrative	3,655	2,865	7,317	5,678
Total stock-based compensation expense	$6,574	$4,996	$13,128	$9,954

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2025:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	11,249,452	$5.87
Granted	3,110,398	$8.19
Exercised	(60,821)	$4.73
Forfeited and cancelled	(49,504)	$8.60
Outstanding at June 30, 2025	14,249,525	$6.37	7.5	$56,350
Exercisable at June 30, 2025	7,747,077	$5.17	6.5	$40,918

The fair value of stock option awards to employees, executives, directors, and other service providers was estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate	3.92% - 4.43%	3.82% - 4.64%
Expected volatility	83.11% - 85.76%	85.63% - 86.31%
Expected term (in years)	5.50 - 6.08	5.50 - 6.08
Expected dividend yield	0%	0%

The Company recognized stock-based compensation expense related to the vesting of stock options of $5.5 million and $4.1 million during the three months ended June 30, 2025 and 2024, respectively, and $11.0 million and $8.2 million during the six months ended June 30, 2025 and 2024, respectively. Total unrecognized compensation expense related to outstanding unvested stock-option awards as of June 30, 2025, was $38.9 million, which is expected to be recognized over a weighted-average remaining service period of 2.7 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2025:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2024	462,507	$8.46
Granted	488,884	$8.19
Vested	(21,399)	$7.33
Forfeited	(6,419)	$9.45
Outstanding at June 30, 2025	923,573	$8.34

The Company recognized stock-based compensation expense related to the vesting of restricted stock units of $0.9 million and $0.7 million during the three months ended June 30, 2025 and 2024, respectively, and $1.7 million and $1.3 million during six months ended June 30, 2025 and 2024, respectively. Total unrecognized compensation expense related to restricted stock units as of June 30, 2025, was $5.9 million, which is expected to be recognized over a weighted-average remaining service period of 1.9 years.

Employee Stock Purchase Plan

The Company recognized stock-based compensation expense related to the Employee Stock Purchase Plan (ESPP) of $0.2 million and $0.2 million during the three months ended June 30, 2025 and 2024, respectively, and $0.4 million and $0.5 million during the six months ended June 30, 2025 and 2024, respectively.

Pre-funded Warrants

In May 2025, the Company completed a private placement in which it sold 14,130,313 shares of common stock together with pre-funded warrants to purchase 5,100,532 shares of common stock with an exercise price of $0.0001 per share of common stock. Each pre-funded warrant was immediately exercisable and will remain exercisable until exercised in full. The Company performed an assessment upon issuance of the pre-funded warrants to determine proper classification in the financial statements based on the specific terms of the pre-funded warrants. The Company determined the pre-funded warrants met all the criteria for equity classification and recorded them in additional paid-in capital. All pre-funded warrants remained outstanding as of June 30, 2025.

Net Loss per Share

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase common stock	14,249,525	10,951,216	14,249,525	10,951,216
Non-vested restricted stock units	923,573	698,910	923,573	698,910
Total	15,173,098	11,650,126	15,173,098	11,650,126

9. Subsequent Events

At-the-Market-Offering

Subsequent to June 30, 2025, from July 1, 2025, through August 12, 2025, the Company raised aggregate net proceeds of approximately $108.7 million under the ATM sales agreement.

Strategic Pipeline Prioritization

On August 12, 2025, the Company announced a strategic pipeline prioritization to focus operational and financial resources on the continued advancement of its two lead clinical programs, ORIC-944 and ORIC-114. This initiative will result in a substantial decrease in preclinical research, primarily from the elimination of the Company’s discovery research group. This will result in an approximately 20% workforce reduction and the Company expects to incur a one-time cost of approximately $1.9 million primarily related to termination benefits, including severance and healthcare-related benefits. The Company estimates that the workforce reduction will be substantially complete in the third quarter of 2025 and that the majority of the related charges will be recognized in the Company’s financial results of operations for the third quarter of 2025. The estimate of costs that the Company expects to incur and the timing thereof are subject to a number of assumptions, and actual results may differ from these estimates.

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

Our fully integrated research and development team is advancing a diverse pipeline of innovative clinical therapies designed to counter resistance mechanisms in cancer by leveraging our expertise within three specific areas: hormone-dependent cancers, precision oncology and key tumor dependencies.

Our clinical stage product candidates include:

•
ORIC-944, an allosteric inhibitor of the PRC2 via the embryonic ectoderm development (EED) subunit, for which we licensed development and commercialization rights from Mirati with the Mirati License Agreement. We filed and cleared an Investigational New Drug (IND) with the Food and Drug Administration (FDA) for ORIC-944 in the fourth quarter of 2021. We completed a Phase 1b trial of ORIC-944 as a single-agent, in patients with advanced prostate cancer and reported initial Phase 1b data from this trial in January 2024, demonstrating potential best-in-class drug properties, including an approximate 20-hour clinical half-life, robust target engagement and a favorable safety profile. In July 2024, we announced that in the first half of 2024 we initiated dosing of ORIC-944 in combination with apalutamide as well as in combination with darolutamide, as part of the ongoing Phase 1b trial in patients with metastatic castration resistant prostate cancer (mCRPC). We also announced that we entered into clinical trial collaboration and supply agreements with Janssen Research & Development, LLC, a Johnson and Johnson company (Johnson & Johnson) and Bayer Consumer Care AG (Bayer), to evaluate ORIC-944 in combination with Erleada® (apalutamide), Johnson & Johnson’s androgen receptor (AR) inhibitor and Nubeqa® (darolutamide), Bayer’s AR inhibitor. In January 2025, we reported early Phase 1b combination data from the dose escalation cohort of ORIC-944 in combination with 240 mg (QD) apalutamide in patients with mCRPC. In May 2025, we reported additional data which included ORIC-944 in combination with 600 mg (BID) darolutamide in patients with mCRPC, in addition to the previously reported data from January 2025. The combined May 2025 data set demonstrated a 59% PSA50 response rate (confirmed response rate of 47%) and 24% PSA90 response rate (all confirmed) in patients with mCRPC. The PSA responses were observed across all ORIC-944 dose levels and at comparable rates in combination with apalutamide or with darolutamide. As of May 9, 2025, the data cutoff date for the May 2025 data set, the majority of patients were still ongoing with multiple patients approaching one year or more on therapy. Both combination regimens demonstrated a safety profile compatible with long term dosing, with the vast majority of adverse events Grade 1 or Grade 2 in severity. We expect to report updated data of ORIC-944 both in combination with apalutamide and in combination with darolutamide in the second half of 2025. We expect to report dose optimization data in the first quarter of 2026, and we expect to initiate our first Phase 3 trial for ORIC-944 in mCRPC in the first half of 2026.
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

Beyond these clinical stage product candidates, we have historically engaged in the research and development of multiple discovery stage precision medicines targeting other hallmark cancer resistance mechanisms. On August 12, 2025, we announced a strategic pipeline prioritization to focus operational and financial resources on the continued advancement of our two lead clinical programs, ORIC-944 and ORIC-114. This initiative will result in a substantial decrease in preclinical research, primarily from the elimination of our discovery research group.

We have incurred significant losses since the commencement of our operations. Our net loss for the six months ended June 30, 2025, was $66.4 million and we had an accumulated deficit of $629.2 million as of June 30, 2025. Our losses and accumulated deficit have resulted primarily from costs incurred in connection with research and development activities including in-licensing and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we anticipate these losses will increase significantly as we continue our development of ORIC-944 and ORIC-114 and any future product candidates through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially in the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, advance our programs into later stages of development, conduct additional clinical trials, maintain, expand, protect and enforce our intellectual property portfolio, and hire additional personnel.

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

On August 12, 2025, we announced a strategic pipeline prioritization to focus operational and financial resources on the continued advancement of our two lead clinical programs, ORIC-944 and ORIC-114. This initiative will result in a substantial decrease in preclinical research, primarily from the elimination of our discovery research group. This will result in an approximately 20% workforce reduction and we expect to incur a one-time cost of approximately $1.9 million primarily related to termination benefits, including severance and healthcare-related benefits. We estimate that the workforce reduction will be substantially complete in the third quarter of 2025 and that the majority of the related charges will be recognized in our financial results of operations for the third quarter of 2025.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Operating expenses:
Research and development	$30,549	$28,940	$1,609	$55,189	$50,900	$4,289
General and administrative	8,515	7,077	1,438	16,593	14,107	2,486
Total operating expenses	39,064	36,017	3,047	71,782	65,007	6,775
Loss from operations	(39,064)	(36,017)	(3,047)	(71,782)	(65,007)	(6,775)

Other income, net	2,709	4,054	(1,345)	5,406	8,033	(2,627)

Net loss	$(36,355)	$(31,963)	$(4,392)	$(66,376)	$(56,974)	$(9,402)

Research and Development Expenses

Research and development expenses were $30.5 million for the three months ended June 30, 2025, compared to $28.9 million for the same period in 2024, an increase of $1.6 million. The increase was driven by higher personnel costs of $2.5 million, including additional non-cash stock-based compensation of $0.8 million, offset primarily by lower costs from discontinued programs.

For the six months ended June 30, 2025, research and development expenses were $55.2 million, compared to $50.9 million for the same period in 2024, an increase of $4.3 million. The increase was driven by higher personnel costs of $4.9 million, including additional non-cash stock-based compensation of $1.5 million, and costs related to the advancement of ORIC-114, offset primarily by lower costs from discontinued programs.

The following table summarizes our external and internal costs for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
External costs:
ORIC-944	$7,346	$7,557	$(211)	$12,055	$12,199	$(144)
ORIC-114	9,129	9,090	39	15,173	13,454	1,719
Preclinical, other unallocated and discontinued costs	4,079	4,820	(741)	8,198	10,403	(2,205)
Total external costs	20,554	21,467	(913)	35,426	36,056	(630)
Internal costs	9,995	7,473	2,522	19,763	14,844	4,919
Total research and development expenses	$30,549	$28,940	$1,609	$55,189	$50,900	$4,289

General and Administrative Expenses

General and administrative expenses were $8.5 million for the three months ended June 30, 2025, compared to $7.1 million for the same period in 2024, an increase of $1.4 million. The increase was primarily due to higher personnel costs and professional services, including additional non-cash stock-based compensation of $0.8 million.

For the six months ended June 30, 2025, general and administrative expenses were $16.6 million, compared to $14.1 million for the same period in 2024, an increase of $2.5 million. The increase was primarily due to higher personnel costs and professional services, including additional non-cash stock-based compensation of $1.6 million.

Liquidity and Capital Resources

Sources of Liquidity

On May 23, 2025, we entered into a securities purchase agreement with a select group of institutional and accredited healthcare specialist investors for the private placement of 14,130,313 shares of common stock at a price of $6.50 per share and pre-funded warrants to purchase 5,100,532 shares of common stock at a purchase price of $6.4999 per pre-funded warrant, resulting in gross proceeds of $125.0 million. The private placement closed on May 29, 2025.

We previously entered into an ATM sales agreement with Jefferies LLC as our sales agent, to sell shares of our common stock. On March 11, 2024, pursuant to the terms of the ATM sales agreement, we filed a Form S-3ASR and prospectus supplement, to allow us to sell from time to time up to $200.0 million of shares of our common stock in negotiated transactions or transactions deemed to be an ATM offering. As of June 30, 2025, we raised approximately $8.9 million through the sale of 850,000 shares in an ATM offering, with participation from a healthcare specialist fund, at a purchase price of $10.50. As of June 30, 2025, $191.1 million remained available for sale under the ATM sales agreement. Subsequent to June 30, 2025, from July 1, 2025, through August 12, 2025, we raised aggregate net proceeds of approximately $108.7 million under the ATM sales agreement.

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
•
seek to develop additional product candidates;
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

We expect our current cash, cash equivalents and investments will be sufficient to fund our current operating plan into the second half of 2028. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts.

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

Cash Flows

The following table summarizes the sources and uses of our cash (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(63,375)	$(55,811)
Net cash used in investing activities	(54,480)	(43,588)
Net cash provided by financing activities	134,313	125,846
Net increase in cash, cash equivalents and restricted cash	$16,458	$26,447

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2025, of $63.4 million was attributable to our net loss of $66.4 million and $9.3 million in changes to working capital, offset by non-cash expenses of $12.3 million, which were primarily driven by stock-based compensation offset by accretion of discount on investments.

Net cash used in operating activities during the six months ended June 30, 2024, of $55.8 million was attributable to our net loss of $57.0 million and $4.8 million in changes to working capital, offset by non-cash expenses of $6.0 million, which were primarily driven by stock-based compensation offset by accretion of discount on investments.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2025, of $54.5 million was primarily attributable to purchases of investments, net of maturities.

Net cash used in investing activities during the six months ended June 30, 2024, of $43.6 million was primarily attributable to purchases of investments, net of maturities.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2025, of $134.3 million was attributable to net proceeds received from our private placement in May 2025, the ATM offering in June 2025 and proceeds received from common stock issued under our ESPP and stock option exercises.

Net cash provided by financing activities during the six months ended June 30, 2024, of $125.8 million was attributable to net proceeds received from our private placement in January 2024 and proceeds received from common stock issued under our ESPP and stock option exercises.

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

We are also a smaller reporting company as defined in the Securities Exchange Act of 1934, as amended (Exchange Act). We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies.

We will remain an emerging growth company and a smaller reporting company until December 31, 2025. We will transition to “large accelerated filer” status on December 31, 2025 because the aggregate market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2025. Beginning with our Annual Report on Form 10-K for the year ending December 31, 2025, we will be subjected to shorter filing deadlines and be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, which will require additional time and expense. In addition, beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2026, we will no longer be permitted to take advantage of the reduced reporting requirements applicable to smaller reporting companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing the income we receive without significantly increasing risk. To achieve this objective, we may invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years, in accordance with an investment policy approved by our audit committee. Some of the financial instruments that we invest in could be subject to market risk, meaning that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include a variety of securities, including money market funds, government debt securities, certificates of deposit and commercial paper, all with various maturity dates. As of June 30, 2025, we had cash, cash equivalents and investments of $327.7 million, consisting of interest-bearing money market funds, certificates of deposit, securities issued by the U.S. Treasury and marketable debt instruments of government-sponsored enterprises. Due to the nature of our cash equivalents and investments, an immediate 100 basis point change in interest rates would not have a material effect on their fair market value.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2025, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to development and commercialization of our product candidates

•
our substantial dependence on our product candidates;
•
our challenges in developing and commercializing additional product candidates;
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
•
any potential incompliance with anti-bribery, anti-corruption, export (including data export), trade sanctions and import laws or regulations; and
•
any potential incompliance with enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through public offerings and private placements of our common stock, convertible preferred stock and other derivative securities. Our net loss was $66.4 million for the six months ended June 30, 2025, and as of June 30, 2025, we had an accumulated deficit of $629.2 million. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential products.

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

Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the development and commercialization of our product candidates.

Our business depends entirely on the successful development and commercialization of product candidates. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any current or future collaborator’s ability, to achieve several objectives, including:

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

As of June 30, 2025, we had $327.7 million in cash, cash equivalents and investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into the second half of 2028. Our estimate as to how long we expect our existing cash, cash equivalents, and investments, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Risks related to the development and commercialization of our product candidates

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

In addition to ORIC-944 and ORIC-114, our prospects depend in part upon developing and commercializing additional product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully develop, obtain regulatory approval for and commercialize product candidates. All of our current programs other than ORIC-944 and ORIC-114, are in research or preclinical development. A product candidate can unexpectedly fail at any stage of preclinical and/or clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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
•
adverse events in clinical trials.

Even if we successfully advance product candidates into clinical development, their success will be subject to all of the clinical, regulatory and commercial risks described elsewhere in this “Risk Factors” section. Accordingly, we cannot assure you that we will ever be able to develop, obtain regulatory approval of, commercialize or generate significant revenue from any product candidates.

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

We may experience disruptions that could severely impact our business and clinical trials due to global pandemics or other public health emergencies, including:

•
interruption of key research and development or other activities related to any impact of disease contraction by or transmission among our employees, including those that are essential workers and work within our laboratory;
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

We may develop our programs in combination with one or more currently approved cancer therapies or therapies in development. Patients may not be able to tolerate our product candidates in combination with other therapies or dosing of our product candidates in combination with other therapies may have unexpected consequences. Even if any of our product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

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

We have limited resources and are focusing our efforts on developing ORIC-944 and ORIC-114. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

We are focusing our resources and efforts on developing ORIC-944 and ORIC-114. As a result, because we have limited resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. For example, we completed a Phase 1b trial of ORIC-533 as a single-agent, in patients with relapsed/refractory multiple myeloma, and intend to evaluate strategic partnerships to develop ORIC-533 in combination with other immune-based antimyeloma therapies. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development activities may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target markets for ORIC-944, ORIC-114 or any of our other future programs, we may relinquish valuable rights to that product candidate or program through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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

For ORIC-114, we are aware that Johnson & Johnson and Dizal Pharmaceuticals have FDA-approved products for patients with EGFR exon 20 insertion mutations, Daiichi Sankyo in collaboration with AstraZeneca has an FDA-approved product for patients with HER2 mutations, including HER2 exon 20 insertion mutations, and Boehringer Ingelheim has an FDA-approved product for patients with HER2 tyrosine kinase domain mutations, including HER2 exon 20 insertion mutations. We are also aware of several companies developing inhibitors against EGFR or HER2 exon 20 insertion mutations and EGFR atypical mutations that are currently in clinical trials, including Cullinan Therapeutics in collaboration with Taiho Pharmaceutical, Bayer, ArriVent BioPharma in collaboration with Allist Pharmaceuticals, Enliven Therapeutics, Merus N.V., Black Diamond Therapeutics, Scorpion Therapeutics in collaboration with Pierre Fabre, Nuvalent and BlossomHill Therapeutics. Additionally, Pfizer has an FDA-approved product for the treatment of patients with HER2-positive breast cancer, including patients with brain metastases. We are also aware that Dizal Pharmaceuticals, Enliven Therapeutics and Zion Pharma in collaboration with Roche are developing brain penetrant inhibitors currently in clinical trials for patients with HER2-positive breast cancer.

Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources, and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may obtain approval from the FDA, EMA or other comparable foreign regulatory authorities or develop or commercialize products in our field before we do. In addition, we are facing increasing competition from companies utilizing artificial intelligence, or AI, in their research and development efforts or other processes, which could create a competitive advantage that we would find difficult to match. While our current use of AI-based platforms or tools in our business is relatively minimal, many of our competitors have begun utilizing AI tools to aid in the development of pharmaceutical products. Our cautious approach to adopting AI platforms or tools may put us at a competitive disadvantage in comparison to competitors who currently use AI platforms and tools in the development of pharmaceutical products, which could impair our ability to compete effectively and adversely affect our results of operations. Furthermore, the integration of third-party AI models with our operations relies on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to security and the accuracy, bias, and other variables of the data, and these safeguards may be insufficient. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the data analyzed within such applications and may lead to the inadvertent release of confidential information, which may impact our ability to realize the benefits of our intellectual property.

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

Further, under the new leadership at the HHS under the current administration, departures and retirements of high-profile regulators at the FDA, and layoffs due to the reduction in force initiative may impact the normal operations at the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. Recent developments at the FDA include implementation of Elsa, a generative AI tool, across all centers at the agency, announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, and the announcement of a new Commissioner’s National Priority Voucher program to companies supporting certain U.S. national health priorities and interests. FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other health data of American patients to parties located in China. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration and the new FDA commissioner or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent changes lead to disruptions in FDA’s operations, including changes resulting from executive orders; freeze on hiring, federal funding for research, and external communications; layoffs; return-to-office policies, and changes in funding for certain programs at the FDA, correspondence and regulatory review processes with the FDA may be materially delayed.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. If HHS begins to set most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic and biosimilar drug entry sooner than expected, that could have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover research and development costs, and ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges as well as other legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. Further, uncertainties created by the IRA, including its long-term impact on drug pricing, may negatively impact investments, company valuation, royalty-based earnings, mergers, and acquisitions in the industry. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business, and expose us to greater liability.

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

Further, the UK has implemented legislation that substantially implements and complements the GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. The UK enacted the UK Data (Use and Access) Act 2025 on June 19, 2025, which made targeted amendments to the UK’s data protection regime that cause it to deviate further from the GDPR. This has introduced additional compliance complexity and has created uncertainty with respect to the European Commission’s adequacy determination regarding the UK’s data protection regime, which must be renewed in 2025 to permit ongoing relatively unrestricted data flows from the European Economic Area (EEA) to the UK. We may be required to incur significant costs and expenses in an effort to comply with distinct privacy and data protection requirements in the EU and UK. More generally, we may incur liabilities, expenses, costs, and other operational losses under the GDPR and the privacy and data protection laws of applicable EU Member States and the UK in connection with any measures we take to comply with them.

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

Enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.

We are continuing to expand our international operations as part of our strategy. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. There is a possibility that the United States could continue to impose greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. In September 2018, the U.S. Trade Representative (USTR) enacted a tariff on the import of other Chinese products, with a combined import value of approximately $200 billion. Since that time USTR has modified these tariff rates and imposed tariffs on additional goods. In addition, since February 4, 2025, the U.S. government has imposed additional tariffs on the import of almost all Chinese origin goods which are now 30% and an additional baseline reciprocal 10% tariff on certain products of most other U.S. trading partners, with exemptions for certain pharmaceuticals, semiconductors, and consumer electronics. Additional tariffs may in the future be implemented by the U.S. government (including on imports of pharmaceutical products into the United States currently under investigation by the U.S. Department of Commerce, among other potential tariffs), the implementation, scope, and duration of which remain uncertain. Tariffs on imports of Active Pharmaceutical Ingredients (APIs) and starting materials used in our product candidates as well as product candidates themselves, or retaliatory trade measures taken by China or other countries, which could potentially include restricted access to APIs or starting materials used in our product candidates, could result in us needing to make changes to our product candidates, or materially harm our business, financial condition and results of operations. Further, the continued threats of tariffs, trade restrictions, and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our company.

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

Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide higher compensation, more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can develop and commercialize our product candidates will be limited and the potential for successfully growing our business will be harmed.

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

Our strategic pipeline prioritization and the associated workforce reduction announced in August 2025, may not result in anticipated cost savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

On August 12, 2025, we announced a strategic pipeline prioritization to focus operational and financial resources on the continued advancement of our two lead clinical programs, ORIC-944 and ORIC-114. This initiative will result in a substantial decrease in preclinical research, primarily from the elimination of our discovery research group. This will result in an approximately 20% workforce reduction. The estimates of the charges and cash expenditures that we expect to incur in connection with the strategic pipeline prioritization and related workforce reduction, and the timing thereof, are subject to a number of assumptions, and we may incur costs that are greater than we currently expect. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operating structure from our new strategic efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the strategic pipeline prioritization, our results of operation and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or related activities in the future. Such cost reduction efforts may in the future adversely affect our ability to attract and retain employees, and may adversely affect our culture and impact our ability to effectively pursue our business strategy.

Furthermore, our strategic pipeline prioritization may be disruptive to our operations. For example, our workforce reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternate employment, this could result in us seeking contract support which may result in unplanned additional expense or harm our productivity. Our workforce reduction could also harm our ability to attract and retain qualified management, scientific, and clinical personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing our product candidates in the future.

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

As of June 30, 2025, we had 128 full-time employees, including 98 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained and otherwise processed on our information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage, disruption, or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, phishing and other means of social engineering, and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or that of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants or lead to the loss, destruction, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our data or data that is processed or maintained on our behalf, or other assets. For example, we have received phishing attacks, and companies have experienced an increase in phishing and social engineering attacks from third parties in recent years, and the increase in remote working further increases security threats. Additionally, for example, our third-party CROs or other contractors and consultants have suffered, and in the future may suffer, instances of unauthorized access to their systems. To date, we have not identified any such instance that we have assessed as material to our business or operations. International military conflicts and geopolitical tensions may increase cybersecurity threats that we and our CROs and other contractors and consultants face. Moreover, advancements in technology, such as AI and machine learning, are changing and may continue to change the way companies are subjected to attempts to gain unauthorized access and disrupt systems, thereby increasing the risks of security threats and attacks. Any disruption or security breach or incident resulting in any loss, destruction, unavailability, or unauthorized alteration, disclosure, dissemination, or processing of, or damage or unauthorized access to, our applications, any data processed or maintained on our behalf, or other assets, or any belief or reporting that any of these has occurred, could cause us to incur liability, financial harm and reputational damage and delays in the development and commercialization of our product candidates. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, have prevented or will prevent significant breakdowns, disruptions, or breaches in systems or have prevented or will prevent security breaches or incidents leading to loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our data or other data processed or maintained on our behalf or other assets that could have a material adverse effect upon our reputation, business, operations or financial condition. Any such event causing interruptions in our operations could result in a material disruption of our programs and delays in development of our product candidates. In addition, the loss, corruption, or unavailability of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our information technology systems or security breaches or incidents suffered by us or any of our third-party CROs, other contractors, or consultants, could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure, dissemination, or other processing of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. Any such event or any other security breach or incident leading to loss, corruption, or unavailability of, damage to, unauthorized access to, or use, alteration, disclosure, dissemination, or other processing of, personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

Notifications and follow-up actions related to a security breach or incident could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. We expect to incur significant costs in our efforts to detect and prevent security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident. We also rely on third parties to manufacture our product candidates, and similar events relating to their systems could also have a material adverse effect on our business. Any damage, disruption, or interruption of systems, or security breach or incident resulting in any disruption of our operations or loss, destruction, unavailability, or alteration of, or damage or unauthorized access to, our data or other information that is processed or maintained on our behalf, or inappropriate disclosure or dissemination of any such information, could expose us to litigation and governmental investigations, delays in development and commercialization of our product candidates, and significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

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

We are subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, the United States enacted the Inflation Reduction Act of 2022 which, among other things, imposed a 1% excise tax on stock buybacks and a 15% alternative minimum tax on adjusted financial statement income. More recently, legislation commonly known as the One Big Beautiful Bill (OBBB) was enacted in July 2025, and we are evaluating the tax impact of OBBB to us. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development have proposed implementing changes to existing tax laws, including a 15% global minimum tax (Pillar Two). Many EU member states and other countries have enacted or are considering enacting such legislation. The United States has withdrawn support for Pillar Two and proposed a side-by-side solution under which U.S. parented groups would be exempt from certain provisions of Pillar Two, which has been principally agreed to by G7 countries. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or tax credits and incentives will not be adversely affected by these or other developments or changes in law.

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
•
the imposition of retaliatory trade measures by China or other countries in response to new or escalated tariffs, export controls, or other trade measures by the United States;
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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, such as China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations, collaboration, and investment. The U.S. government has and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, the U.S. Department of Justice issued a final rule in January 2025 (effective in April 2025) that places limitations on U.S. companies’ ability to enter into (and in some cases prohibits) certain contracts involving transfers of sensitive personal data to business partners located in China, or with other specified links to China and other designated countries. The rule further requires U.S. persons to obtain from certain foreign counterparties contractual commitments to refrain from engaging in subsequent transfers of sensitive personal data to entities located in China or with other specified links to China and other designated countries. This new rule will impact our ability to contract not just with Chinese companies but also with foreign entities in general, potentially requiring us to extract promises related to compliance with this new rule. As another example, legislation was introduced in the last Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. This legislation reportedly may be brought up again in the current legislative term. Additionally, in September 2018, the USTR enacted a tariff on the import of other Chinese products, with a combined import value of approximately $200 billion. Since that time USTR has modified these tariff rates and imposed tariffs on additional goods. In addition, since February 4, 2025, the U.S. government has imposed additional tariffs on the import of almost all Chinese origin goods which are now 30% and an additional baseline reciprocal 10% tariff on certain products of most other U.S. trading partners, with exemptions for certain pharmaceuticals, semiconductors, and consumer electronics. Additional tariffs may in the future be implemented by the U.S. government (including on imports of pharmaceutical products into the United States currently under investigation by the U.S. Department of Commerce, among other potential tariffs), the implementation, scope, and duration of which remain uncertain. Tariffs on imports of APIs and starting materials used in our product candidates as well as product candidates themselves, or retaliatory trade measures taken by China or other countries, which could potentially include restricted access to APIs or starting materials used in our product candidates, could result in us needing to make changes to our suppliers or our product candidates, or materially harm our business, financial condition and results of operations. Further, the continued threats of tariffs, trade restrictions, and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our company. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers, are restricted from sharing relevant data with such service providers or with others, or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, including the ongoing international military conflicts.

U.S. and global markets are experiencing volatility and disruption following the escalation of certain geopolitical tensions, including international military conflicts, and the related political and economic responses. Changes in countries’ economic, trade and financial policies could trigger retaliatory actions by other affected countries, resulting in a “trade war,” “cyberwar,” escalation of conventional military conflicts, and other adverse events. For example, the military conflict in Ukraine, and any resulting effects that may follow, could result in increased costs for, or unavailability of, certain materials used in the third-party manufacturing of our product candidates and potential future product candidates. These increased costs could have a negative effect on our financial condition, and any supply interruptions could hinder our product development and make it harder for us to find favorable pricing and reliable sources for the materials needed to manufacture our product candidates and potential future product candidates. It is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which our business may be impacted. The extent and duration of international conflicts, geopolitical tensions, and resulting market disruptions are impossible to predict but could be substantial.

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

Although as of June 30, 2025, we owned nine and licensed eight issued patents in the United States pertaining to our product candidates, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued or licensed patents will not be found invalid or unenforceable if challenged.

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

Although as of June 30, 2025, we owned nine and licensed eight issued patents in the United States pertaining to our product candidates and pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. As of June 30, 2025, we had two trademarks registered with the USPTO. Trademark applications we may file in the future may not result in any trademark registrations being issued, and our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

As of June 30, 2025, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned a significant percentage of our outstanding common stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Certain holders of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. For example, on June 11, 2025, we filed a Form S-3 registration statement, which the SEC declared effective on June 20, 2025, registering 14,130,313 shares of our common stock and 5,100,532 shares of our common stock underlying pre-funded warrants sold in a private placement on May 29, 2025. On December 15, 2023, we filed a Form S-3 registration statement, which the SEC declared effective on December 28, 2023, registering 9,285,710 shares of our common stock and 2,857,142 shares of our common stock underlying pre-funded warrants sold in a private placement on June 27, 2023. In addition, on January 26, 2024, we filed a Form S-3 registration statement, which the SEC declared effective on February 2, 2024, registering 12,500,000 shares of our common stock sold in a private placement on January 23, 2024. Any sales of securities by these stockholders could have a material adverse effect on the market price for our common stock.

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

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Securities Trading Arrangements of Directors and Executive Officers

During the last fiscal quarter, certain directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On June 21, 2025, Jacob M. Chacko, M.D., our President and Chief Executive Officer, adopted a “Rule 10b5-1 trading arrangement” providing for the sale from time to time of an aggregate of up to 251,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is from September 22, 2025 until June 30, 2026, or earlier if all transactions under the trading arrangement are completed.

On June 24, 2025, Dominic Piscitelli, our Chief Financial Officer, adopted a “Rule 10b5-1 trading arrangement” providing for the sale from time to time of an aggregate of up to 140,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is from October 1, 2025 until June 30, 2026, or earlier if all transactions under the trading arrangement are completed.

On June 27, 2025, Mardi C. Dier, a member of the board of directors, adopted a “Rule 10b5-1 trading arrangement” providing for the sale from time to time of an aggregate of up to 114,383 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is from September 30, 2025 until June 30, 2026, or earlier if all transactions under the trading arrangement are completed.

Except as described above, no officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.1	Form of Pre-Funded Warrant	8-K	001-39269	4.1	5/28/25
10.1	Securities Purchase Agreement, dated May 23, 2025	8-K	001-39269	10.1	5/28/25
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
101.INS	INLINE XBRL Instance Document				Furnished herewith
101.SCH	INLINE XBRL Taxonomy Extension Schema with Embedded Linkbase Document				Furnished herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Furnished herewith

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

ORIC Pharmaceuticals, Inc.

Date: August 12, 2025	By:	/s/ Jacob M. Chacko
Jacob M. Chacko, M.D.
President and Chief Executive Officer

Date: August 12, 2025	By:	/s/ Dominic Piscitelli
Dominic Piscitelli
Chief Financial Officer