Form 10-Q
period 2025-09-30
Oric Pharmaceuticals, Inc.
filed 2025-11-13
CIK 1796280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, the registrant had 97,389,279 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the timing, progress and results of preclinical studies and clinical trials for ORIC-944, enozertinib (formerly ORIC-114) and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
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
•
our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering ORIC-944, enozertinib and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
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
•
the pricing and reimbursement of ORIC-944, enozertinib and other product candidates we may develop, if approved;
•
the rate and degree of market acceptance and clinical utility of ORIC-944, enozertinib and other product candidates we may develop, if approved;

ii

•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
our expectations regarding the impacts of our strategic pipeline prioritization and reduction in workforce;
•
our financial performance;
•
the period over which we estimate our existing cash, cash equivalents and investments will be sufficient to fund our operating plan;
•
the impact of laws and regulations;
•
our expectations regarding the periods during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (JOBS Act), a smaller reporting company, as defined in the Securities Exchange Act of 1934, as amended, or a non-accelerated filer; and
•
our anticipated use of our existing resources.

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

iii

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ORIC PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,668	$59,406
Short-term investments	237,472	196,554
Prepaid expenses and other current assets	8,454	6,290
Total current assets	295,594	262,250

Long-term investments	125,908	—
Property and equipment, net	2,559	2,924
Other assets	7,131	8,968
Total assets	$431,192	$274,142

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$2,900	$1,548
Accrued liabilities	17,279	23,298
Total current liabilities	20,179	24,846

Other long-term liabilities	4,094	6,174
Total liabilities	24,273	31,020

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 97,278,032 and 71,021,855 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	11	7
Additional paid-in capital	1,068,030	805,510
Accumulated deficit	(661,737)	(562,774)
Accumulated other comprehensive income	615	379
Total stockholders' equity	406,919	243,122
Total liabilities and stockholders' equity	$431,192	$274,142

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$28,773	$31,202	$83,962	$82,102
General and administrative	7,898	7,116	24,491	21,223
Total operating expenses	36,671	38,318	108,453	103,325
Loss from operations	(36,671)	(38,318)	(108,453)	(103,325)

Other income, net	4,084	3,752	9,490	11,785
Net loss	$(32,587)	$(34,566)	$(98,963)	$(91,540)
Other comprehensive income:
Unrealized gain on investments	428	978	236	464
Comprehensive loss	$(32,159)	$(33,588)	$(98,727)	$(91,076)
Net loss per share, basic and diluted	$(0.33)	$(0.49)	$(1.20)	$(1.32)
Weighted-average shares outstanding, basic and diluted	98,953,331	70,542,684	82,808,969	69,417,672

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2024	71,021,855	$7	$805,510	$(562,774)	$379	$243,122
Exercise of common stock options	53,009	—	253	—	—	253
Issuance of common stock upon vesting of RSUs	3,647	—	—	—	—	—
Stock-based compensation expense	—	—	6,554	—	—	6,554
Unrealized loss on investments	—	—	—	—	(170)	(170)
Net loss	—	—	—	(30,021)	—	(30,021)
Balance at March 31, 2025	71,078,511	$7	$812,317	$(592,795)	$209	$219,738
Issuance of common stock and pre-funded warrants, net	14,980,313	2	133,267	—	—	133,269
Exercise of common stock options	7,812	—	34	—	—	34
Issuance of common stock upon vesting of RSUs	17,752	—	—	—	—	—
Issuance of common stock from ESPP	102,940	—	757	—	—	757
Stock-based compensation expense	—	—	6,574	—	—	6,574
Unrealized loss on investments	—	—	—	—	(22)	(22)
Net loss	—	—	—	(36,355)	—	(36,355)
Balance at June 30, 2025	86,187,328	$9	$952,949	$(629,150)	$187	$323,995
Issuance of common stock, net	10,930,032	1	108,702	—	—	108,703
Exercise of common stock options	144,301	1	748	—	—	749
Issuance of common stock upon vesting of RSUs	16,371	—	—	—	—	—
Stock-based compensation expense	—	—	5,631	—	—	5,631
Unrealized gain on investments	—	—	—	—	428	428
Net loss	—	—	—	(32,587)	—	(32,587)
Balance at September 30, 2025	97,278,032	$11	$1,068,030	$(661,737)	$615	$406,919

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

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(98,963)	$(91,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	900	803
Stock-based compensation expense	18,759	15,010
Accretion of discount on investments, net	(2,060)	(6,469)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(325)	(1,211)
Accounts payable and accrued other liabilities	(6,798)	(1,201)
Net cash used in operating activities	(88,487)	(84,608)

Cash flows from investing activities:
Acquisitions of property and equipment	(485)	(969)
Purchases of investments	(354,530)	(217,294)
Maturities of investments	190,000	197,745
Net cash used in investing activities	(165,015)	(20,518)

Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants	244,369	125,000
Issuance costs associated with financings	(2,397)	(168)
Proceeds from issuance of common stock under ESPP	757	523
Proceeds from stock option exercises	1,035	617
Net cash provided by financing activities	243,764	125,972

Net (decrease) increase in cash, cash equivalents and restricted cash	(9,738)	20,846

Cash, cash equivalents and restricted cash at beginning of period	59,897	23,875
Cash, cash equivalents and restricted cash at end of period	$50,159	$44,721

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the balance sheets to the amounts shown in the statements of cash flows above, in thousands:

	September 30,
	2025	2024
Cash and cash equivalents	$49,668	$44,230
Restricted cash included in other assets	491	491
Total cash, cash equivalents and restricted cash	$50,159	$44,721

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

Since inception, the Company has devoted its primary efforts to raising capital, internal research and development activities and business development efforts, and has incurred significant operating losses and negative cash flows from operations. In August 2020, the Company licensed from Mirati Therapeutics, Inc. (Mirati) development and commercialization rights to an allosteric inhibitor program directed towards the polycomb repressive complex 2 (PRC2) and in October 2020, the Company licensed from Voronoi Inc. (Voronoi) development and commercialization rights to a brain-penetrant, orally bioavailable, irreversible inhibitor designed to selectively target epidermal growth factor receptor (EGFR) and human epidermal growth factor receptor 2 (HER2) with high potency against exon 20 insertion mutations.

As of September 30, 2025, the Company had an accumulated deficit of $661.7 million. Through September 30, 2025, all of the Company’s financial support has been provided by proceeds from the issuance of common stock and convertible preferred stock.

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

Strategic Pipeline Prioritization

On August 12, 2025, the Company announced a strategic pipeline prioritization to focus operational and financial resources on the continued advancement of its two lead clinical programs, ORIC-944 and enozertinib (formerly ORIC-114). This initiative has resulted in a substantial decrease in preclinical research, primarily from the elimination of the Company’s discovery research group. This resulted in an approximately 20% workforce reduction and the Company has incurred a one-time cost of approximately $1.9 million primarily related to termination benefits, including severance and healthcare-related benefits. The workforce reduction was substantially completed in the third quarter of 2025.

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

At-The-Market Sales Agreement and Offering

The Company previously entered into an “at the market” (ATM) sales agreement with Jefferies LLC as the Company’s sales agent, to sell shares of the Company’s common stock. On March 11, 2024, pursuant to the terms of the ATM sales agreement, the Company filed a Form S-3ASR and prospectus supplement, to allow the Company to sell from time to time up to $200.0 million of shares of the Company’s common stock in negotiated transactions or transactions deemed to be an ATM offering. During the three months ended September 30, 2025, the Company raised net proceeds in ATM offerings, including participation from healthcare specialist funds, of approximately $108.7 million through the sale of 10,930,032 shares at a weighted average purchase price of $10.10. During the nine months ended September 30, 2025, the Company raised net proceeds in ATM offerings, including participation from healthcare specialist funds, of approximately $117.6 million through the sale of 11,780,032 shares at a weighted average purchase price of $10.13. The Company did not raise proceeds under an ATM offering in 2024.

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

3. License Agreements and Clinical Development Collaborations

Johnson & Johnson collaborations

On August 29, 2024, the Company entered into a clinical supply agreement with Janssen Research & Development, LLC, a Johnson & Johnson company (Johnson & Johnson), to evaluate enozertinib in combination with subcutaneous (SC) amivantamab, Johnson & Johnson’s fully-human EGFR-MET bispecific antibody. The Company will continue to conduct and sponsor the ongoing Phase 1b clinical trial, and Johnson & Johnson will provide SC amivantamab for the trial. The Company maintains full economic ownership and control of enozertinib.

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

Voronoi License Agreement

On October 19, 2020, the Company entered into a license and collaboration agreement (Voronoi License Agreement) with Voronoi. The Voronoi License Agreement gives the Company access to Voronoi’s preclinical stage EGFR and HER2 exon 20 insertion mutation program, including a lead product candidate now designated as enozertinib. Under the Voronoi License Agreement, Voronoi granted the Company an exclusive, sublicensable license under Voronoi’s rights to certain patent applications directed to certain small molecule compounds that bind to EGFR and HER2 with one or more exon 20 insertion mutations and certain related know-how, in each case, to develop and commercialize certain licensed compounds and licensed products incorporating any such compound in the ORIC Territory, defined as worldwide other than in the People’s Republic of China, Hong Kong, Macau and Taiwan. Pursuant to an amendment to the Voronoi License Agreement that the Company entered into with Voronoi on March 20, 2024, the Company also obtained the right to conduct and control certain clinical trials for the licensed products at specified clinical sites within Voronoi’s territory to support the development and commercialization of licensed products in the ORIC Territory. Under the Voronoi License Agreement, Voronoi had the right to perform certain mutually agreed upon development activities. Except for Voronoi's right to participate in such development activities, the Company is wholly responsible for development and commercialization of licensed products in the ORIC Territory. In addition, the Company is obligated to use commercially reasonable efforts to develop and commercialize at least one licensed product in certain major markets in the ORIC Territory.

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

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Lab equipment	$7,666	$7,386
Leasehold improvements	2,065	2,043
Computer hardware and software	292	274
Furniture and fixtures	697	697
Total property and equipment, gross	10,720	10,400
Less accumulated depreciation	(8,161)	(7,476)
Total property and equipment, net	$2,559	$2,924

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued clinical and manufacturing costs	$6,207	$11,808
Accrued compensation	6,873	7,648
Operating lease liabilities - short-term	3,301	3,183
Other accruals	898	659
Total accrued liabilities	$17,279	$23,298

6. Investments

The Company's available-for-sale investments consisted of the following (in thousands):

September 30, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term
U.S. treasury securities	$237,107	$365	$—	$237,472
Short-term investments	$237,107	$365	$—	$237,472

Long-term
U.S. treasury securities	$125,658	$250	$—	$125,908
Long-term investments	$125,658	$250	$—	$125,908

December 31, 2024
Short-term
U.S. treasury securities	$196,175	$379	$—	$196,554
Short-term investments	$196,175	$379	$—	$196,554

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of September 30, 2025 and December 31, 2024. Credit loss is limited due to the nature of the investments.

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

Following are the major categories of assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
September 30, 2025
Money market funds (1)	$49,668	$49,668	$—	$—	$49,668
U.S. treasury securities	363,380	363,380	—	—	363,380
Total	$413,048	$413,048	$—	$—	$413,048
December 31, 2024
Money market funds (1)	$59,406	$59,406	$—	$—	$59,406
U.S. treasury securities	196,554	196,554	—	—	196,554
Total	$255,960	$255,960	$-	$—	$255,960

(1) Included in cash and cash equivalents in accompanying balance sheets.

No transfers between levels occurred during either of the reporting periods presented.

8. Stockholders’ Equity and Stock-Based Compensation

As of September 30, 2025, there were 2,024,183 shares available for future issuance under the 2020 Equity Incentive Plan and 775,977 shares available for future issuance under the 2022 Inducement Equity Incentive Plan. The 2020 Equity Incentive Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors and consultants of the Company. The 2022 Inducement Equity Incentive Plan provides for the grants of equity-based awards to individuals not previously employees or non-employee directors of the Company.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$2,434	$2,105	$8,245	$6,381
General and administrative	3,197	2,951	10,514	8,629
Total stock-based compensation expense	$5,631	$5,056	$18,759	$15,010

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2025:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	11,249,452	$5.87
Granted	3,446,898	$8.40
Exercised	(205,122)	$5.05
Forfeited and cancelled	(360,560)	$7.82
Outstanding at September 30, 2025	14,130,668	$6.45	7.3	$80,297
Exercisable at September 30, 2025	8,174,330	$5.28	6.3	$56,790

The fair value of stock option awards to employees, executives, directors, and other service providers was estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	3.87% - 4.43%	3.69% - 4.64%
Expected volatility	83.11% - 85.76%	85.41% - 86.31%
Expected term (in years)	5.50 - 6.08	5.50 - 6.08
Expected dividend yield	0%	0%

The Company recognized stock-based compensation expense related to the vesting of stock options of $4.7 million and $4.2 million during the three months ended September 30, 2025 and 2024, respectively, and $15.7 million and $12.4 million during the nine months ended September 30, 2025 and 2024, respectively. Total unrecognized compensation expense related to outstanding unvested stock-option awards as of September 30, 2025, was $34.9 million, which is expected to be recognized over a weighted-average remaining service period of 2.6 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2024	462,507	$8.46
Granted	575,284	$8.52
Vested	(37,770)	$8.14
Forfeited	(54,076)	$8.14
Outstanding at September 30, 2025	945,945	$8.53

The Company recognized stock-based compensation expense related to the vesting of restricted stock units of $0.7 million and $0.6 million during the three months ended September 30, 2025 and 2024, respectively, and $2.5 million and $1.9 million during nine months ended September 30, 2025 and 2024, respectively. Total unrecognized compensation expense related to restricted stock units as of September 30, 2025, was $5.6 million, which is expected to be recognized over a weighted-average remaining service period of 1.8 years.

Employee Stock Purchase Plan

The Company recognized stock-based compensation expense related to the Employee Stock Purchase Plan (ESPP) of $0.2 million and $0.3 million during the three months ended September 30, 2025 and 2024, respectively, and $0.6 million and $0.7 million during the nine months ended September 30, 2025 and 2024, respectively.

Pre-funded Warrants

In May 2025, the Company completed a private placement in which it sold 14,130,313 shares of common stock together with pre-funded warrants to purchase 5,100,532 shares of common stock with an exercise price of $0.0001 per share of common stock. Each pre-funded warrant was immediately exercisable and will remain exercisable until exercised in full. The Company performed an assessment upon issuance of the pre-funded warrants to determine proper classification in the financial statements based on the specific terms of the pre-funded warrants. The Company determined the pre-funded warrants met all the criteria for equity classification and recorded them in additional paid-in capital. All pre-funded warrants remained outstanding as of September 30, 2025.

Net Loss per Share

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common stock	14,130,668	11,102,253	14,130,668	11,102,253
Non-vested restricted stock units	945,945	726,035	945,945	726,035
Total	15,076,613	11,828,288	15,076,613	11,828,288

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

Our clinical stage product candidates include:

•
ORIC-944, an allosteric inhibitor of the PRC2 via the embryonic ectoderm development (EED) subunit, for which we licensed development and commercialization rights from Mirati with the Mirati License Agreement. We filed and cleared an Investigational New Drug (IND) with the Food and Drug Administration (FDA) for ORIC-944 in the fourth quarter of 2021. We completed a Phase 1b trial of ORIC-944 as a single-agent, in patients with advanced prostate cancer and reported initial Phase 1b data from this trial in January 2024, demonstrating potential best-in-class drug properties, including an approximate 20-hour clinical half-life, robust target engagement and a favorable safety profile. In July 2024, we announced that in the first half of 2024 we initiated dosing of ORIC-944 in combination with apalutamide as well as in combination with darolutamide, as part of the ongoing Phase 1b trial in patients with metastatic castration resistant prostate cancer (mCRPC). We also announced that we entered into clinical trial collaboration and supply agreements with Janssen Research & Development, LLC, a Johnson and Johnson company (Johnson & Johnson) and Bayer Consumer Care AG (Bayer), to evaluate ORIC-944 in combination with Erleada® (apalutamide), Johnson & Johnson’s androgen receptor (AR) inhibitor and Nubeqa® (darolutamide), Bayer’s AR inhibitor. In the first half of 2025, we reported Phase 1b combination data from the dose exploration cohort of ORIC-944 in combination with apalutamide and with darolutamide in 17 patients with mCRPC. In November 2025, we announced the completion of the dose exploration portion of the Phase 1b trial and the selection of provisional recommended Phase 2 doses (RP2Ds) of ORIC-944 to be tested in combination with the approved doses of darolutamide and apalutamide in the dose optimization portion of the Phase 1b trial: 400 mg and 600 mg QD of ORIC-944 in combination with 600 mg BID of darolutamide; and 600 mg, 800 mg and 1,200 mg QD of ORIC-944 in combination with 240 mg QD of apalutamide. Also, in November 2025, we reported Phase 1b dose exploration data in 20 patients with mCRPC, which included the 17 patients reported earlier this year, who were treated with ORIC-944 in combination with 240 mg QD of apalutamide or with 600 mg BID of darolutamide. The November 2025 data set (cutoff date of September 22, 2025) demonstrated PSA responses and circulating tumor DNA (ctDNA) reductions across all ORIC-944 dose levels and at comparable rates in combination with apalutamide or with darolutamide. Broad and deep PSA responses were demonstrated, with 55% of patients achieving a PSA50 response rate (confirmed in 40%), and 20% of patients achieving a PSA90 response rate (all confirmed). Rapid and deep ctDNA responses were observed in patients across a breadth of AR mutations and other gene alterations, with 76% of patients achieving greater than 50% ctDNA reduction, and 59% of patients achieving ctDNA clearance. Both combination regimens demonstrated a safety profile compatible with long-term dosing, with the vast majority of treatment-related adverse events (TRAEs) Grade 1 or 2 in severity and consistent with PRC2 and AR inhibition. Only one patient experienced a Grade 3 TRAE, and there were no Grade 4 or Grade 5 AEs attributed to ORIC-944, apalutamide or darolutamide. We expect to report dose optimization data in the first quarter of 2026, and we expect to initiate our first global Phase 3 registrational trial for ORIC-944 in mCRPC in the first half of 2026.
•
Enozertinib (formerly ORIC-114), a brain-penetrant, orally bioavailable, irreversible inhibitor that selectively targets EGFR exon 20, EGFR atypical, and HER2 exon 20 mutations, for which we licensed development and commercialization rights from Voronoi with the Voronoi License Agreement. In the fourth quarter of 2021, we filed a Clinical Trial Application (CTA) in South Korea for enozertinib, which was cleared in the first quarter of 2022. We also filed and cleared an IND with the FDA for enozertinib in the third quarter of 2022. We are enrolling a Phase 1b trial of enozertinib as a single-agent, in patients with advanced solid tumors with EGFR exon 20 insertion mutations, EGFR atypical mutations, or HER2 exon 20 insertion mutations, which allows enrollment of patients with CNS metastases that are either treated or untreated but asymptomatic. We reported initial Phase 1b data from this trial at the European Society for Medical Oncology Congress in October 2023, which demonstrated both systemic and intracranial activity across multiple dose levels in a heavily pre-treated patient population. In April 2024, we announced the selection of two provisional recommended Phase 2 dose (RP2D) levels of enozertinib at 80 mg and 120 mg daily QD. We expect to report a comprehensive data update during the fourth quarter of 2025 that will include enozertinib in the first-line EGFR exon 20 monotherapy cohort, the 2L+ EGFR atypical cohort and cohorts for 2L EGFR exon 20 and 2L+ HER2 exon 20. In January 2025, we announced that we entered into a clinical trial and supply agreement with Johnson & Johnson, to evaluate enozertinib in combination with subcutaneous (SC) amivantamab for the first line treatment of patients with advanced non-small cell lung cancer (NSCLC) with EGFR exon 20 insertion mutations, and we initiated a Phase 1b trial in the first quarter of 2025. Initial data from this trial in addition to enozertinib data as a monotherapy in first-line EGFR atypical mutations are expected in mid-2026. We also expect to initiate Phase 3 trial(s) for enozertinib in first-line NSCLC in 2026, in EGFR exon 20, EGFR atypical, and/or HER2 exon 20 mutations.

Beyond these clinical stage product candidates, we have historically engaged in the research and development of multiple discovery stage precision medicines targeting other hallmark cancer resistance mechanisms. On August 12, 2025, we announced a strategic pipeline prioritization to focus operational and financial resources on the continued advancement of our two lead clinical programs, ORIC-944 and enozertinib. This initiative has resulted in a substantial decrease in preclinical research, primarily from the elimination of our discovery research group.

We have incurred significant losses since the commencement of our operations. Our net loss for the nine months ended September 30, 2025, was $99.0 million and we had an accumulated deficit of $661.7 million as of September 30, 2025. Our losses and accumulated deficit have resulted primarily from costs incurred in connection with research and development activities including in-licensing and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we anticipate these losses will increase significantly as we continue our development of ORIC-944 and enozertinib and any future product candidates through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

On August 12, 2025, we announced a strategic pipeline prioritization to focus operational and financial resources on the continued advancement of our two lead clinical programs, ORIC-944 and enozertinib. This initiative has resulted in a substantial decrease in preclinical research, primarily from the elimination of our discovery research group. This resulted in an approximately 20% workforce reduction and we have incurred a one-time cost of approximately $1.9 million primarily related to termination benefits, including severance and healthcare-related benefits. The workforce reduction was substantially completed in the third quarter of 2025.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Operating expenses:
Research and development	$28,773	$31,202	$(2,429)	$83,962	$82,102	$1,860
General and administrative	7,898	7,116	782	24,491	21,223	3,268
Total operating expenses	36,671	38,318	(1,647)	108,453	103,325	5,128
Loss from operations	(36,671)	(38,318)	1,647	(108,453)	(103,325)	(5,128)

Other income, net	4,084	3,752	332	9,490	11,785	(2,295)

Net loss	$(32,587)	$(34,566)	$1,979	$(98,963)	$(91,540)	$(7,423)

Research and Development Expenses

Research and development expenses were $28.8 million for the three months ended September 30, 2025, compared to $31.2 million for the same period in 2024, a decrease of $2.4 million. The decrease was driven by lower ORIC-944 drug manufacturing costs and lower costs from discontinued programs, offset by higher personnel costs of $2.7 million, including additional non-cash stock-based compensation of $0.3 million, and costs related to the advancement of enozertinib.

For the nine months ended September 30, 2025, research and development expenses were $84.0 million, compared to $82.1 million for the same period in 2024, an increase of $1.9 million. The increase was driven by higher personnel costs of $7.6 million, including additional non-cash stock-based compensation of $1.9 million, and costs related to the advancement of enozertinib, offset by lower ORIC-944 drug manufacturing costs and lower costs from discontinued programs.

The following table summarizes our external and internal costs for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
External costs:
ORIC-944	$5,559	$11,251	$(5,692)	$17,613	$23,449	$(5,836)
enozertinib	9,031	7,686	1,345	24,204	21,141	3,063
Preclinical, other unallocated and discontinued costs	3,839	4,578	(739)	12,037	14,982	(2,945)
Total external costs	18,429	23,515	(5,086)	53,854	59,572	(5,718)
Internal costs	10,344	7,687	2,657	30,108	22,530	7,578
Total research and development expenses	$28,773	$31,202	$(2,429)	$83,962	$82,102	$1,860

General and Administrative Expenses

General and administrative expenses were $7.9 million for the three months ended September 30, 2025, compared to $7.1 million for the same period in 2024, an increase of $0.8 million. The increase was primarily due to higher personnel costs and professional services, including additional non-cash stock-based compensation of $0.2 million.

For the nine months ended September 30, 2025, general and administrative expenses were $24.5 million, compared to $21.2 million for the same period in 2024, an increase of $3.3 million. The increase was primarily due to higher personnel costs and professional services, including additional non-cash stock-based compensation of $1.9 million.

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

We previously entered into an ATM sales agreement with Jefferies LLC as our sales agent, to sell shares of our common stock. On March 11, 2024, pursuant to the terms of the ATM sales agreement, we filed a Form S-3ASR and prospectus supplement, to allow us to sell from time to time up to $200.0 million of shares of our common stock in negotiated transactions or transactions deemed to be an ATM offering. During the three months ended September 30, 2025, we raised net proceeds in ATM offerings, including participation from healthcare specialist funds, of approximately $108.7 million through the sale of 10,930,032 shares at a weighted average purchase price of $10.10. During the nine months ended September 30, 2025, we raised net proceeds in ATM offerings, including participation from healthcare specialist funds, of approximately $117.6 million through the sale of 11,780,032 shares at a weighted average purchase price of $10.13.

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

Cash Flows

The following table summarizes the sources and uses of our cash (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(88,487)	$(84,608)
Net cash used in investing activities	(165,015)	(20,518)
Net cash provided by financing activities	243,764	125,972
Net (decrease) increase in cash, cash equivalents and restricted cash	$(9,738)	$20,846

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2025, of $88.5 million was attributable to our net loss of $99.0 million and $7.1 million in changes to working capital, offset by non-cash expenses of $17.6 million, which were primarily driven by stock-based compensation offset by accretion of discount on investments.

Net cash used in operating activities during the nine months ended September 30, 2024, of $84.6 million was attributable to our net loss of $91.5 million and $2.4 million in changes to working capital, offset by non-cash expenses of $9.3 million, which were primarily driven by stock-based compensation offset by accretion of discount on investments.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2025, of $165.0 million was primarily attributable to purchases of investments, net of maturities.

Net cash used in investing activities during the nine months ended September 30, 2024, of $20.5 million was primarily attributable to purchases of investments, net of maturities.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2025, of $243.8 million was attributable to net proceeds received from our private placement in May 2025 of $124.4 million, net proceeds from our ATM offerings of $117.6 million and proceeds received from stock option exercises and common stock issued under our ESPP.

Net cash provided by financing activities during the nine months ended September 30, 2024, of $126.0 million was attributable to net proceeds received from our private placement in January 2024 of $124.8 million and proceeds received from stock option exercises and common stock issued under our ESPP.

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

We will remain an emerging growth company and a smaller reporting company until December 31, 2025. Beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2026, we will no longer be permitted to take advantage of the reduced reporting requirements applicable to smaller reporting companies, but will remain a non-accelerated filer through 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing the income we receive without significantly increasing risk. To achieve this objective, we may invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years, in accordance with an investment policy approved by our audit committee. Some of the financial instruments that we invest in could be subject to market risk, meaning that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include a variety of securities, including money market funds, government debt securities, certificates of deposit and commercial paper, all with various maturity dates. As of September 30, 2025, we had cash, cash equivalents and investments of $413.0 million, consisting of interest-bearing money market funds, certificates of deposit, securities issued by the U.S. Treasury and marketable debt instruments of government-sponsored enterprises. Due to the nature of our cash equivalents and investments, an immediate 100 basis point change in interest rates would not have a material effect on their fair market value.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2025, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
limitations related to our status as an emerging growth company and our status as a smaller reporting company and our transition after we no longer meet the requirements of such statuses;
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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2014, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have initiated clinical trials for a limited number of our product candidates. To date, we have devoted substantially all of our resources to research and development activities, including with respect to the preclinical and clinical development of ORIC-944, enozertinib (formerly ORIC-114) and our other product candidates, in-licensing of external programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through public offerings and private placements of our common stock, convertible preferred stock and other derivative securities. Our net loss was $99.0 million for the nine months ended September 30, 2025, and as of September 30, 2025, we had an accumulated deficit of $661.7 million. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential products.

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

Our business depends entirely on the successful development and commercialization of product candidates. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any current or future collaborator’s ability, to achieve several objectives, including:

•
successful and timely completion of preclinical and clinical development of ORIC-944, enozertinib and our other future product candidates;
•
establishing and maintaining relationships with CROs and clinical sites for the clinical development of ORIC-944, enozertinib and our other future product candidates;
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

As of September 30, 2025, we had $413.0 million in cash, cash equivalents and investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into the second half of 2028. Our estimate as to how long we expect our existing cash, cash equivalents, and investments, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Risks related to the development and commercialization of our product candidates

We are substantially dependent on the success of our product candidates, ORIC-944 and enozertinib. If we are unable to complete development of, obtain approval for and commercialize our product candidates for one or more indications in a timely manner, our business will be harmed.

We allocate the majority of our efforts and financial resources to the development of ORIC-944 and enozertinib. Our future success is dependent on our ability to timely and successfully complete clinical trials, obtain marketing approval for and successfully commercialize ORIC-944 and enozertinib.

These product candidates will require additional clinical development, expansion of manufacturing capabilities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote ORIC-944, enozertinib or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

In addition to ORIC-944 and enozertinib, our prospects depend in part upon developing and commercializing additional product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully develop, obtain regulatory approval for and commercialize product candidates. All of our current programs other than ORIC-944 and enozertinib, are in research or preclinical development. A product candidate can unexpectedly fail at any stage of preclinical and/or clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. For instance, we do not know whether ORIC-944 or enozertinib will perform in current or future preclinical studies or future clinical trials as they have in prior preclinical studies. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates, or prevent regulatory approval.

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

Lack of efficacy, adverse events, undesirable side effects or other adverse results may emerge in clinical trials conducted by third parties investigating the same class of product candidates as us in different territories or indications. For example, pursuant to the Voronoi License Agreement, Voronoi retains the right to develop and commercialize the same compounds licensed to us, after a certain period, as specified in the Voronoi License Agreement, including the compound we refer to as enozertinib, in the People’s Republic of China, Hong Kong, Macau and Taiwan and, subject to certain restrictions, to collaborate with others for such development and commercialization. We do not have control over Voronoi’s clinical trials or development program, and adverse findings from Voronoi’s conduct of clinical trials could adversely affect our development of enozertinib or even the viability of enozertinib as a product candidate. We may be required to report Voronoi’s adverse events or unexpected side effects to the FDA or comparable foreign regulatory authorities, which could, among other things, order us to cease further development of enozertinib.

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

We have limited resources and are focusing our efforts on developing ORIC-944 and enozertinib. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

We are focusing our resources and efforts on developing ORIC-944 and enozertinib. As a result, because we have limited resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. For example, we completed a Phase 1b trial of ORIC-533 as a single-agent, in patients with relapsed/refractory multiple myeloma, and intend to evaluate strategic partnerships to develop ORIC-533 in combination with other immune-based antimyeloma therapies. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development activities may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target markets for ORIC-944, enozertinib or any of our other future programs, we may relinquish valuable rights to that product candidate or program through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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

For enozertinib, we are aware that Johnson & Johnson and Dizal Pharmaceuticals have FDA-approved products for patients with EGFR exon 20 insertion mutations, Daiichi Sankyo in collaboration with AstraZeneca has an FDA-approved product for patients with HER2 mutations, including HER2 exon 20 insertion mutations, and Boehringer Ingelheim has an FDA-approved product for patients with HER2 tyrosine kinase domain mutations, including HER2 exon 20 insertion mutations. We are also aware of several companies developing inhibitors against EGFR exon 20 insertion mutations, EGFR atypical mutations, and HER2 exon 20 insertion mutations that are currently in clinical trials, including Cullinan Therapeutics in collaboration with Taiho Pharmaceutical, Bayer, ArriVent BioPharma in collaboration with Allist Pharmaceuticals, Enliven Therapeutics, Merus N.V., Black Diamond Therapeutics, Scorpion Therapeutics in collaboration with Pierre Fabre, Nuvalent and BlossomHill Therapeutics. Additionally, Pfizer has an FDA-approved product for the treatment of patients with HER2-positive breast cancer, including patients with brain metastases. We are also aware that Dizal Pharmaceuticals, Enliven Therapeutics and Zion Pharma in collaboration with Roche are developing brain-penetrant inhibitors currently in clinical trials for patients with HER2-positive breast cancer.

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

Further, under the new leadership at the HHS under the current administration, departures and retirements of high-profile regulators at the FDA, layoffs due to the reduction in force initiative, government shutdown, and a lapse in U.S. government appropriations may impact the normal operations at the FDA as well as other federal agencies, which can materially delay our timelines. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. Recent developments at the FDA include implementation of Elsa, a generative AI tool, across all centers at the agency, announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, and the announcement of a new Commissioner’s National Priority Voucher program to companies supporting certain U.S. national health priorities and interests. FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other health data of American patients to parties located in China. Further, FDA’s “real-time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our competitive advantage and intellectual property. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration and the new FDA commissioner or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent changes lead to disruptions in FDA’s operations, including changes resulting from executive orders; freeze on hiring, federal funding for research, and external communications; layoffs; government shutdown; return-to-office policies, and changes in funding for certain programs at the FDA, correspondence and regulatory review processes with the FDA may be materially delayed.

The FDA, EMA and other comparable foreign regulatory authorities may not accept data from trials conducted in locations outside of their jurisdiction.

We have conducted and still conduct clinical trials in the United States. We may choose to conduct additional clinical trials internationally, including our current Phase 1b trials in Asia, Australia and Europe. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from United States clinical trials are intended to serve as the basis for marketing approval in the foreign countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that any United States or foreign regulatory authority would accept data from trials conducted outside of its applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. On September 30, 2025, the government announced the first agreement with a major pharmaceutical company, Pfizer, to bring American drug prices in line with the lowest paid by other developed nations, requiring the company to offer medicines at a deep discount off the list price when selling directly to American patients. Such agreements and other measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increase generic and biosimilar drug entry sooner than expected, could have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover research and development costs, and ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges as well as other legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. Further, uncertainties created by the IRA, including its long-term impact on drug pricing, may negatively impact investments, company valuation, royalty-based earnings, mergers, and acquisitions in the industry. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business, and expose us to greater liability.

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

Further, the UK has implemented legislation that substantially implements and complements the GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. The UK enacted the UK Data (Use and Access) Act 2025 (DUAA) on June 19, 2025, which made targeted amendments to the UK’s data protection regime that cause it to deviate further from the GDPR. This has introduced additional compliance complexity and has created uncertainty with respect to the European Commission’s adequacy determination regarding the UK’s data protection regime, which must be renewed in 2025 to permit ongoing relatively unrestricted data flows from the European Economic Area (EEA) to the UK. The European Commission has proposed to renew the UK’s adequacy decision after assessing the DUAA, but additional procedural steps remain, causing some uncertainty to remain regarding the UK’s adequacy determination. We may be required to incur significant costs and expenses in an effort to comply with distinct privacy and data protection requirements in the EU and UK. More generally, we may incur liabilities, expenses, costs, and other operational losses under the GDPR and the privacy and data protection laws of applicable EU Member States and the UK in connection with any measures we take to comply with them.

Finally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA (a) allows enforcement by the California Attorney General or the California Privacy Protection Agency, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation and (b) authorizes private lawsuits to recover statutory damages for certain data breaches. While it exempts some data regulated by the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and certain clinical trials data, the CCPA may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Additionally, the California Privacy Rights Act (CPRA) became operative in most respects on January 1, 2023. The CPRA significantly modified the CCPA, which may require us to modify our practices and policies and may further increase our compliance costs and potential liability. Numerous other states’ legislatures are considering or have enacted similar laws that will require ongoing compliance efforts and investment, and which may increase our potential liability and adversely affect our business. For example, Colorado, Connecticut, Utah and Virginia have enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon and Texas have enacted similar legislation that became effective in 2024; Tennessee, Iowa, Delaware, Maryland, Minnesota, Nebraska, New Hampshire and New Jersey have enacted similar legislation that has become effective in 2025; and Indiana, Rhode Island and Kentucky have enacted similar legislation that will become effective in 2026. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action.

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

On August 12, 2025, we announced a strategic pipeline prioritization to focus operational and financial resources on the continued advancement of our two lead clinical programs, ORIC-944 and enozertinib. This initiative has resulted in a substantial decrease in preclinical research, primarily from the elimination of our discovery research group. This resulted in an approximately 20% workforce reduction. The estimates of the charges and cash expenditures that we expect to incur in connection with the strategic pipeline prioritization, and the timing thereof, are subject to a number of assumptions, and we may incur costs that are greater than we currently expect. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operating structure from our new strategic efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the strategic pipeline prioritization, our results of operation and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or related activities in the future. Such cost reduction efforts may in the future adversely affect our ability to attract and retain employees, and may adversely affect our culture and impact our ability to effectively pursue our business strategy. Furthermore, our strategic pipeline prioritization may be disruptive to our operations. For example, our workforce reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternate employment, this could result in us seeking contract support which may result in unplanned additional expense or harm our productivity. Our workforce reduction could also harm our ability to attract and retain qualified management, scientific, and clinical personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing our product candidates in the future.

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

As of September 30, 2025, we had 106 full-time employees, including 76 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our federal NOLs generated in tax years beginning prior to January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and therefore could expire unused. Our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally is limited to 80% of our current year taxable income for tax years beginning after December 31, 2020. As of December 31, 2024, we had available federal NOL carryforwards of $276.7 million, of which $235.1 million do not expire. We also had available California NOL carryforwards of approximately $464.8 million as of December 31, 2024, which begin to expire in 2034 and are subject to limitation on use, including that such NOLs may not be available to offset California income prior to 2027. In addition, as of December 31, 2024, we had federal and California research and development credit carryforwards totaling $16.5 million and $7.7 million, respectively. The federal credits begin to expire in 2034, while the state credits do not expire.

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

We are subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, the United States enacted the Inflation Reduction Act of 2022 which, among other things, imposed a 1% excise tax on stock buybacks and a 15% alternative minimum tax on adjusted financial statement income. More recently, legislation commonly known as the One Big Beautiful Bill Act (OBBBA) was signed into law in July 2025, which enacts significant changes to U.S tax and related laws. Some of the provisions of OBBBA affecting corporations include but are not limited to current deduction of domestic research expenses, increasing the limit of the deduction of interest expense to thirty percent of EBITDA and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. There were no changes to the Company’s tax expense or effective income tax rate given the Company’s valuation allowance position. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development have proposed implementing changes to existing tax laws, including a 15% global minimum tax (Pillar Two). Many EU member states and other countries have enacted or are considering enacting such legislation. The United States has withdrawn support for Pillar Two and proposed a side-by-side solution under which U.S. parented groups would be exempt from certain provisions of Pillar Two, which has been principally agreed to by G7 countries. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or tax credits and incentives will not be adversely affected by these or other developments or changes in law.

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

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates, proprietary technologies and their uses that are important to our business. We also seek to protect our proprietary position by acquiring or in-licensing relevant issued patents or pending patent applications from third parties.

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

Although as of September 30, 2025, we owned nine and licensed ten issued patents in the United States pertaining to our product candidates, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued or licensed patents will not be found invalid or unenforceable if challenged.

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

Although as of September 30, 2025, we owned nine and licensed ten issued patents in the United States pertaining to our product candidates and pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. As of September 30, 2025, we had two trademarks registered with the USPTO. Trademark applications we may file in the future may not result in any trademark registrations being issued, and our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

We co-own a pending international patent application filed under the Patent Cooperation Treaty claiming inventions that were generated, in part, through the use of U.S. government funding. In the future, we may acquire or license other intellectual property rights that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). If the U.S. government exercised its march-in rights in our future intellectual property rights that are generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

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

We contract with third parties for the production of our product candidates for preclinical studies and, in the case of ORIC-944 and enozertinib, our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

As of September 30, 2025, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned a significant percentage of our outstanding common stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, our financial statements may not be comparable to emerging growth companies that elect to avail themselves of the exemption from new or revised accounting pronouncements as of public company effective dates. We will remain an emerging growth company until December 31, 2025.

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

In addition, as a public company we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company and a non-accelerated filer, we may be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaging in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Securities Trading Arrangements of Directors and Executive Officers

During the last fiscal quarter, certain directors and officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On September 26, 2025, Richard Heyman, Ph.D., Chairman of our board of directors, adopted a “Rule 10b5-1 trading arrangement” providing for the sale from time to time of an aggregate of up to 89,400 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. The duration of the trading arrangement is from January 2, 2026, until December 31, 2026, or earlier if all transactions under the trading arrangement are completed.

Except as described above, no officers or directors, as defined in Rule 16a-1(f) of the Exchange Act, adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the last fiscal quarter.

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

ORIC Pharmaceuticals, Inc.

Date: November 13, 2025	By:	/s/ Jacob M. Chacko
Jacob M. Chacko, M.D.
President and Chief Executive Officer

Date: November 13, 2025	By:	/s/ Dominic Piscitelli
Dominic Piscitelli
Chief Financial Officer