Form 10-K
period 2025-12-31
Oric Pharmaceuticals, Inc.
filed 2026-02-23
CIK 1796280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on June 30, 2025 (the last day of the registrant’s most recently completed second fiscal quarter) was $862.4 million.

The number of shares of registrant’s Common Stock outstanding as of February 12, 2026 was 100,358,242.

Portions of the Registrant’s Definitive Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2025 fiscal year ended December 31, 2025.

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
•
the timing, progress and results of preclinical studies and clinical trials for rinzimetostat (formerly ORIC-944), enozertinib (formerly ORIC-114) and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
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
•
our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering rinzimetostat, enozertinib and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
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
•
the pricing and reimbursement of rinzimetostat, enozertinib and other product candidates we may develop, if approved;
•
the rate and degree of market acceptance and clinical utility of rinzimetostat, enozertinib and other product candidates we may develop, if approved;

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

Profound advancements in oncology drug development have expanded the treatment options available to patients, yet therapeutic resistance and relapse continue to limit the efficacy and duration of clinical benefit of such treatments. Collectively, our founders and management team have a decades-long heritage of identifying and characterizing resistance mechanisms in oncology, having discovered, developed and commercialized groundbreaking medicines at companies such as Ignyta, Medivation, Aragon, Pharmacyclics, Deciphera and Genentech.

Our fully integrated research and development team is advancing a diverse pipeline of innovative clinical therapies designed to counter resistance mechanisms in cancer by leveraging our expertise within three specific areas: hormone-dependent cancers, precision oncology and key tumor dependencies.

Our clinical stage product candidates include:

•
Rinzimetostat (formerly ORIC-944), an allosteric inhibitor of the polycomb repressive complex 2 (PRC2) via the embryonic ectoderm development (EED) subunit, for which we licensed development and commercialization rights from Mirati Therapeutics, Inc. (Mirati) under a license agreement (Mirati License Agreement). We filed and cleared an Investigational New Drug application (IND) with the Food and Drug Administration (FDA) for rinzimetostat in the fourth quarter of 2021. We completed a Phase 1b trial of rinzimetostat as a single-agent, in patients with advanced prostate cancer and reported initial Phase 1b data from this trial in January 2024, demonstrating potential best-in-class drug properties, including an approximate 20-hour clinical half-life, robust target engagement and a favorable safety profile. In July 2024, we announced that in the first half of 2024 we initiated dosing of rinzimetostat in combination with apalutamide as well as in combination with darolutamide, as part of the ongoing Phase 1b trial in patients with metastatic castration resistant prostate cancer (mCRPC). We also announced that we entered into clinical trial collaboration and supply agreements with Janssen Research & Development, LLC, a Johnson and Johnson company (Johnson & Johnson) and Bayer Consumer Care AG (Bayer), to evaluate rinzimetostat in combination with Erleada® (apalutamide), Johnson & Johnson’s androgen receptor (AR) inhibitor, and Nubeqa® (darolutamide), Bayer’s AR inhibitor. In November 2025, we announced the completion of the dose exploration portion of the Phase 1b trial and the selection of provisional recommended Phase 2 doses (RP2Ds) of rinzimetostat to be tested in combination with the approved doses of darolutamide and apalutamide in the dose optimization portion of the Phase 1b trial: 400 mg and 600 mg QD of rinzimetostat in combination with 600 mg BID of darolutamide; and 600 mg, 800 mg and 1,200 mg QD of rinzimetostat in combination with 240 mg QD of apalutamide. Also, in November 2025, we reported Phase 1b dose exploration data in 20 patients with mCRPC, who were treated with rinzimetostat in combination with 240 mg QD of apalutamide or with 600 mg BID of darolutamide. The November 2025 data set (cutoff date of September 22, 2025) demonstrated PSA responses and circulating tumor DNA (ctDNA) reductions across all rinzimetostat dose levels and at comparable rates in combination with apalutamide or with darolutamide. Broad and deep PSA responses were demonstrated, with 55% of patients achieving a PSA50 response rate (confirmed in 40%), and 20% of patients achieving a PSA90 response rate (all confirmed). Rapid and deep ctDNA responses were observed in patients across a breadth of AR mutations and other gene alterations, with 76% of patients achieving greater than 50% ctDNA reduction, and 59% of patients achieving ctDNA clearance. Both combination regimens demonstrated a safety profile compatible with long-term dosing, with the vast majority of treatment-related adverse events (TRAEs) Grade 1 or 2 in severity and consistent with PRC2 and AR inhibition. As of the September 22, 2025 cutoff date, only one patient experienced a Grade 3 TRAE, and there were no Grade 4 or Grade 5 AEs attributed to rinzimetostat, apalutamide or darolutamide. We expect to report dose optimization data in the first quarter of 2026, and we expect to initiate our first global Phase 3 registrational trial for rinzimetostat in mCRPC in the first half of 2026.
•
Enozertinib (formerly ORIC-114), a brain-penetrant, orally bioavailable, irreversible inhibitor targeting EGFR exon 20 and EGFR atypical mutations, for which we licensed development and commercialization rights from Voronoi Inc. (Voronoi) under a license and collaboration agreement (Voronoi License Agreement). In the fourth quarter of 2021, we filed a Clinical Trial Application (CTA) in South Korea for enozertinib, which was cleared in the first quarter of 2022. We also filed and cleared an IND with the FDA for enozertinib in the third quarter of 2022. Enozertinib is being evaluated in Phase 1b trials in EGFR exon 20 and P-loop and alpha C-helix compressing (PACC) mutated NSCLC, which allow enrollment of patients with CNS metastases that are either treated or untreated but asymptomatic. We reported initial Phase 1b data with enozertinib as a monotherapy in patients with EGFR exon 20 mutations at the European Society for Medical Oncology (ESMO) Congress in October 2023, which demonstrated both systemic and intracranial activity across multiple dose levels in a heavily pre-treated patient population. In April 2024, we announced the selection of two provisional RP2Ds of enozertinib at 80 mg and 120 mg QD. In December 2025, we reported additional Phase 1b data at the 2025 ESMO Asia Congress in treatment-naïve and in previously treated non-small cell lung cancer (NSCLC) patients with EGFR exon 20 and EGFR atypical mutations. EGFR atypical mutations are a heterogeneous group of non-classical mutations, with PACC mutations comprising the largest subset. Enozertinib achieved highly competitive systemic response rates as well as profound antitumor activity in the CNS in EGFR exon 20 and EGFR PACC patients. Enozertinib also demonstrated a well-tolerated safety profile in EGFR exon 20 and EGFR atypical patients, with no significant off-target toxicity and manageable on-target toxicity, resulting in low rate of discontinuations. Based on these data, 80 mg QD oral enozertinib has been selected as the monotherapy dose for potential Phase 3 development. In January 2025, we announced that we entered into a clinical trial and supply agreement with Johnson & Johnson to evaluate enozertinib in combination with amivantamab and hyaluronidase-lpuj subcutaneous injection (SC amivantamab) for the first line treatment of patients with advanced NSCLC with EGFR exon 20 mutations, and we initiated a Phase 1b trial in the first quarter of 2025. Dosing and follow-up continues in NSCLC patients with exon 20 mutations, including as a monotherapy, in combination with SC amivantamab and in combination with chemotherapy, as well as in NSCLC patients with EGFR PACC mutations as a monotherapy. We expect to report data in the second half of 2026 in 1L NSCLC patients with EGFR exon 20 mutations as a monotherapy and in combination with SC amivantamab, as well as in 1L NSCLC patients with EGFR PACC mutations as a monotherapy.

Beyond these clinical stage product candidates, we have historically engaged in the research and development of multiple discovery stage precision medicines targeting other hallmark cancer resistance mechanisms. On August 12, 2025, we announced a strategic pipeline prioritization to focus operational and financial resources on the continued advancement of our two lead clinical programs, rinzimetostat and enozertinib. This initiative has resulted in a substantial decrease in preclinical research, primarily from the elimination of our discovery research group.

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

We are building a portfolio of novel agents targeting multiple resistance mechanisms by leveraging our specialized expertise in hormone-dependent cancers, precision oncology and key tumor dependencies:

•
Hormone-dependent cancers: Two of our founders, Drs. Charles Sawyers and Richard Heyman, are leading experts in nuclear hormone receptors and hormone-dependent cancers. They previously co-founded two oncology companies, Aragon (acquired by Johnson & Johnson in 2013) and Seragon (acquired by Roche in 2014), that developed therapeutics targeting two nuclear hormone receptors, the AR and estrogen receptor, respectively, the former effort leading to the approved drug Erleada (apalutamide). Our product candidate rinzimetostat is an allosteric inhibitor of PRC2 with mechanism of action via binding the EED subunit that was designed to have superior drug properties compared to EZH2 inhibitors and is being developed as a potential treatment for advanced prostate cancer. Given the breadth of solid tumor indications in which hormone signaling pathways have been implicated in driving disease, or in the development of resistance, we believe our differentiated insight into this biology is a crucial component of our future success.

•
Precision oncology: Our precision medicine approach of utilizing biomarkers for demonstration of target and pathway engagement and ultimately for patient selection is rooted in our management team’s prior experience at Ignyta (acquired by Roche in 2018) in successfully developing Rozlytrek (entrectinib), which was approved by the FDA for the treatment of ROS1-positive metastatic NSCLC and neurotrophic tyrosine receptor kinase (NTRK)-positive solid tumors in 2019. Similarly, our product candidate enozertinib, a brain-penetrant, orally bioavailable irreversible inhibitor targeting EGFR exon 20 and EGFR atypical mutations, is being developed in genetically defined patient populations, including NSCLC. Our team’s experience in precision oncology dates back decades, including Dr. Sawyers’ pivotal role in the development of Gleevec (imatinib) and Sprycel (dasatinib). We believe our team’s expertise and experience in precision oncology will allow us to develop drugs with a higher probability of clinical success within biomarker-defined patient populations, while also potentially reducing the time and cost of development.

•
Key tumor dependencies: Key tumor dependencies are abnormal alterations that promote cancer cell growth and survival and also confer specific vulnerabilities that normal cells lack; these cancer-specific dependencies are compelling therapeutic targets. Our scientific team—led by our Chief Scientific Officer, head of biology and head of translational medicine—has amassed deep knowledge of key oncogenic drivers and pathways in order to identify and validate oncology targets. They most recently worked together at Genentech, where they progressed more than 20 oncology discovery programs into clinical development, with four approvals to date, including Cotellic (cobimetinib), Zelboraf (vemurafenib), Polivy (polatuzumab vedotin) and Itovebi (inavolisib). Our knowledge of innate, acquired and bypass resistance mechanisms, as well as our in-depth experience in forward and reverse translation, underpins our efforts to identify key drivers of cancer resistance that can be exploited for therapeutic gain.

We are applying our internal capabilities to these three areas of expertise to identify and develop innovative therapies targeting the critical cancer resistance mechanisms that we believe will bring the largest benefit to patients, including by making existing therapies more effective for a longer period of time.

Our portfolio currently consists of programs targeting key resistance mechanisms in cancer. Our product candidates are shown in the figure below:

(1) Clinical collaboration with Johnson & Johnson to evaluate enozertinib in combination with SC amivantamab in patients with first-line NSCLC with EGFR exon 20 mutations.

PRC2 inhibitor program: Rinzimetostat

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

Rinzimetostat is a potent and selective allosteric inhibitor of PRC2 with mechanism of action via binding the EED subunit that was designed to have superior drug properties compared to EZH2 inhibitors and is efficacious in androgen-insensitive and enzalutamide-resistant prostate cancer models in preclinical studies. We filed and cleared an IND with the FDA for rinzimetostat in the fourth quarter of 2021. We completed a Phase 1b trial of rinzimetostat as a single-agent, in patients with advanced prostate cancer and reported initial Phase 1b data from this trial in January 2024, demonstrating potential best-in-class drug properties, including an approximate 20-hour clinical half-life, robust target engagement and a favorable safety profile. In July 2024, we announced that in the first half of 2024 we initiated dosing of rinzimetostat in combination with apalutamide as well as in combination with darolutamide, as part of the ongoing Phase 1b trial in patients with mCRPC. We also announced that we entered into clinical trial collaboration and supply agreements with Johnson & Johnson and Bayer, to evaluate rinzimetostat in combination with Erleada® (apalutamide),

Johnson & Johnson’s AR inhibitor, and Nubeqa® (darolutamide), Bayer’s AR inhibitor. In November 2025, we announced the completion of the dose exploration portion of the Phase 1b trial and the selection of provisional RP2Ds of rinzimetostat to be tested in combination with the approved doses of darolutamide and apalutamide in the dose optimization portion of the Phase 1b trial: 400 mg and 600 mg QD of rinzimetostat in combination with 600 mg BID of darolutamide; and 600 mg, 800 mg and 1,200 mg QD of rinzimetostat in combination with 240 mg QD of apalutamide. Also, in November 2025, we reported Phase 1b dose exploration data in 20 patients with mCRPC, who were treated with rinzimetostat in combination with 240 mg QD of apalutamide or with 600 mg BID of darolutamide. The November 2025 data set (cutoff date of September 22, 2025) demonstrated PSA responses and ctDNA reductions across all rinzimetostat dose levels and at comparable rates in combination with apalutamide or with darolutamide. Broad and deep PSA responses were demonstrated, with 55% of patients achieving a PSA50 response rate (confirmed in 40%), and 20% of patients achieving a PSA90 response rate (all confirmed). Rapid and deep ctDNA responses were observed in patients across a breadth of AR mutations and other gene alterations, with 76% of patients achieving greater than 50% ctDNA reduction, and 59% of patients achieving ctDNA clearance. Both combination regimens demonstrated a safety profile compatible with long-term dosing, with the vast majority of TRAEs Grade 1 or 2 in severity and consistent with PRC2 and AR inhibition. As of the September 22, 2025 cutoff date, only one patient experienced a Grade 3 TRAE, and there were no Grade 4 or Grade 5 AEs attributed to rinzimetostat, apalutamide or darolutamide. We expect to report dose optimization data in the first quarter of 2026, and we expect to initiate our first global Phase 3 registrational trial for rinzimetostat in mCRPC in the first half of 2026.

Brain-penetrant EGFR program: Enozertinib

The ErbB receptor tyrosine kinase family is involved in key cellular functions, including cell growth and survival. EGFR exon 20 mutations are observed in approximately 2.1% of all patients with NSCLC and these patients have a worse prognosis than patients with NSCLC driven by other EGFR mutations. EGFR PACC mutations are observed in approximately 2.5% of all patients with NSCLC. Approximately 30% of patients with EGFR-mutant NSCLC present with de novo CNS disease and approximately 50% will develop brain metastases over the course of their disease, which contributes to poor prognosis.

Enozertinib is a brain-penetrant, orally bioavailable, irreversible inhibitor targeting EGFR exon 20 and EGFR atypical mutations. Enozertinib has demonstrated greater brain exposure in preclinical studies compared to certain other compounds being developed against exon 20 mutations and has shown strong anti-tumor activity in an EGFR-driven intracranial lung cancer model. In the fourth quarter of 2021, we filed a CTA in South Korea for enozertinib, which was cleared in the first quarter of 2022. We also filed and cleared an IND with the FDA for enozertinib in the third quarter of 2022. Enozertinib is being evaluated in Phase 1b trials in EGFR exon 20 and PACC mutated NSCLC, which allow enrollment of patients with CNS metastases that are either treated or untreated but asymptomatic. We reported initial Phase 1b data with enozertinib as a monotherapy in patients with EGFR exon 20 mutations at the ESMO Congress in October 2023, which demonstrated both systemic and intracranial activity across multiple dose levels in a heavily pre-treated patient population. In April 2024, we announced the selection of two provisional RP2Ds of enozertinib at 80 mg and 120 mg QD. In December 2025, we reported additional Phase 1b data at the 2025 ESMO Asia Congress in treatment-naïve and in previously treated NSCLC patients with EGFR exon 20 and EGFR atypical mutations. Enozertinib achieved highly competitive systemic response rates as well as profound antitumor activity in the CNS in EGFR exon 20 and EGFR PACC patients. Enozertinib also demonstrated a well-tolerated safety profile in EGFR exon 20 and EGFR atypical patients, with no significant off-target toxicity and manageable on-target toxicity, resulting in low rate of discontinuations. Based on these data, 80 mg QD oral enozertinib has been selected as the monotherapy dose for potential Phase 3 development. In January 2025, we announced that we entered into a clinical trial and supply agreement with Johnson & Johnson to evaluate enozertinib in combination with SC amivantamab for the first line treatment of patients with advanced NSCLC with EGFR exon 20 mutations, and we initiated a Phase 1b trial in the first quarter of 2025. Dosing and follow-up continues in NSCLC patients with exon 20 mutations, including as a monotherapy, in combination with SC amivantamab and in combination with chemotherapy, as well as in NSCLC patients with EGFR PACC mutations as a monotherapy. We expect to report data in the second half of 2026 in 1L NSCLC patients with EGFR exon 20 mutations as a monotherapy and in combination with SC amivantamab, as well as in 1L NSCLC patients with EGFR PACC mutations as a monotherapy.

Our strategy

Our goal is to develop and commercialize innovative therapies that overcome resistance in cancer. The key elements of our business strategy to achieve this goal include:

•
Leveraging the insights, experience and networks of our founders and management team. Our founders and management team have extensive experience identifying, discovering, developing and commercializing innovative cancer therapeutics aimed at novel targets, including Rozlytrek, Erleada, Talzenna, Xtandi, Sprycel, Gleevec, Imbruvica and Zelboraf. We are using this broad oncology experience to build a diverse pipeline of therapies targeting multiple cancer resistance mechanisms.

•
Advancing our product candidates as rapidly as possible through clinical development. In the first half of 2024 we initiated dosing of rinzimetostat in combination with apalutamide as well as in combination with darolutamide, as part of our ongoing Phase 1b trial in patients with mCRPC. In November 2025, we announced the completion of the dose exploration portion of the Phase 1b trial and the selection of provisional RP2Ds of rinzimetostat for the dose optimization portion of the Phase 1b trial. We expect to report dose optimization data in the first quarter of 2026, and we expect to initiate our first global Phase 3 registrational trial for rinzimetostat in mCRPC in the first half of 2026. Enozertinib is being evaluated in Phase 1b trials in EGFR exon 20 and PACC mutated NSCLC, which allow enrollment of patients with CNS metastases that are either treated or untreated but asymptomatic. We reported initial Phase 1b data with enozertinib as a monotherapy in patients with EGFR exon 20 mutations at the ESMO Congress in October 2023. In April 2024, we announced the selection of two provisional RP2Ds of enozertinib at 80 mg and 120 mg QD. In December 2025, we reported additional Phase 1b data at the 2025 ESMO Asia Congress in treatment-naïve and in previously treated NSCLC patients with EGFR exon 20 and EGFR atypical mutations. In January 2025, we announced that we entered into a clinical trial and supply agreement with Johnson & Johnson to evaluate enozertinib in combination with SC amivantamab for the first line treatment of patients with advanced NSCLC with EGFR exon 20 mutations, and we initiated a Phase 1b trial in the first quarter of 2025. Where possible, we plan to pursue accelerated development strategies in areas of high unmet need.
•
Leveraging our expertise to build the leading company focused on delivering innovative medicines that aim to overcome resistance in cancer. As of December 31, 2025, we had 104 full-time employees, including world-class preclinical and clinical development teams. Together, they bring in-house expertise in biology, translational medicine, in vitro and in vivo pharmacology, computational biology, biomarker development and CMC. We have also established internal expertise in clinical development, clinical operations, pharmacovigilance, clinical pharmacology, regulatory, quality, medical affairs and commercial. The members of our development and commercial organizations have collectively led and contributed to dozens of IND filings and multiple drug approvals in oncology.
•
Continuing to expand our portfolio of product candidates through business development efforts. We believe that accessing external innovation and expertise is important to our success. For example, we in-licensed Mirati’s allosteric PRC2 program, our lead product candidate now designated as rinzimetostat, as well as Voronoi’s EGFR exon 20 mutation program, our other lead product candidate now designated as enozertinib. We will continue to leverage our leadership team’s prior business development experience as we evaluate potential in-licensing and acquisition opportunities to further expand our portfolio. We aim to be the partner of choice for academic groups and companies in the field of cancer resistance.
•
Utilizing a precision medicine approach in the development of each of our product candidates. We use biomarkers to demonstrate target and pathway engagement and plan to use them for patient selection in certain of our clinical trials. This approach is rooted in our team’s prior experiences developing targeted therapies, such as Rozlytrek, an orally bioavailable, tyrosine kinase inhibitor approved for select tumors that harbor ROS1 or NTRK fusions. We seek to design rigorous and cost-efficient clinical programs that increase the probability of success by exploring connections between cellular-level biology and patient-level clinical outcomes. The use of biomarker-based patient selection is designed to enable demonstration of clinical proof-of-concept earlier and with fewer patients, leading ultimately to smaller pivotal trials. As part of our strategy, our in-house team of experienced translational scientists and computational biologists leverages existing technologies as well as develops proprietary assays to enable the selection and assessment of biomarkers for each of our programs.
•
Evaluating opportunities to accelerate development timelines and enhance the commercial potential of our programs in collaboration with third parties. We own or license full worldwide development and commercialization rights to each of our programs (other than with respect to our brain-penetrant EGFR program, enozertinib, for which we own exclusive rights worldwide excluding the People's Republic of China, Hong Kong, Macau and Taiwan (the ORIC Territory)). We have established collaborations, including clinical trial collaboration and supply agreements with Johnson & Johnson and Bayer to evaluate rinzimetostat in combination with Erleada® (apalutamide), Johnson & Johnson’s AR inhibitor, and Nubeqa® (darolutamide), Bayer’s AR inhibitor and with Johnson & Johnson to evaluate enozertinib in combination with SC amivantamab. We intend to continue evaluating opportunities to work with partners that meaningfully enhance our capabilities with respect to the development and commercialization of our product candidates. In addition, we intend to commercialize our product candidates in key markets either alone or with partners in order to maximize the worldwide commercial potential of our programs.

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

Overview of key resistance mechanisms and ORIC team’s prior relevant experience

•
Innate resistance occurs when a key tumor dependency is not addressed, such as a driver mutation with no available targeted therapeutic. An example of a drug targeting innate resistance is Rozlytrek, developed by Ignyta for patients with ROS1-positive, metastatic NSCLC and NTRK gene fusion-positive solid tumors. We believe these innate resistance targets have a higher probability of technical success than other cancer targets, hold potential for meaningful clinical outcomes, and have the potential for rapid clinical development and approval timelines. Innate resistance targets have been the subject of a number of targeted therapies that have been approved over the past couple of decades. Studies have shown that treatments that target and inhibit unaddressed driver mutations have high response rates with generally good durability, including in a resistant setting. This efficacy in a refractory patient population in turn has been shown to enable a shorter development pathway, with many such agents being approved based upon single arm trials of modest size. New advances in small molecule drug discovery have created an opportunity to better target next-generation oncogenic drivers. Our pipeline includes several programs targeting innate resistance including rinzimetostat, our allosteric inhibitor of PRC2, which was designed to address innate resistance related to PRC2 dysregulation in prostate and other tumors; and enozertinib, our brain-penetrant, orally bioavailable, irreversible inhibitor targeting EGFR exon 20 and EGFR atypical mutations in lung and other tumors. While other therapies targeting innate resistance have shown technical success, our programs are distinct from other therapies and there is no guarantee that our product candidates will be approved, are more likely to receive FDA approval than other potential product candidates, or if approved, will be approved quickly.

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

Our areas of focus within cancer resistance

Our vision for patients with cancer is that therapeutics specifically addressing resistance will provide durable treatment responses, such that solid tumors can become a chronic disease with patient survival measured in years rather than months. Within the broader resistance landscape, we have specialized expertise in hormone-dependent cancers, precision oncology and key tumor dependencies, areas in which we have focused our product and business development efforts.

Hormone-dependent cancers

Two of our founders, Drs. Sawyers and Heyman, are leading experts in hormone-dependent cancers. They previously co-founded two oncology companies, Aragon and Seragon, that developed therapeutics targeting two nuclear hormone receptors, AR and ER, respectively. Following the acquisitions of Aragon, whose lead product, Erleada, was ultimately approved for prostate cancer, and Seragon, whose lead product candidates were being developed for breast cancer, Drs. Sawyers and Heyman founded ORIC.

Given the breadth of resistance in hormone driven cancers, we believe our differentiated insight into this biology is a crucial component of our future success. Our programs include the product candidate rinzimetostat being developed for advanced prostate cancer.

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

The Rozlytrek and Ignyta experience can be seen as a paradigm for precision oncology, in which the identification of biomarkers forms the basis of the entire drug research and development process, from early understandings of PK and PD modulation of target biology through to appropriate patient selection during clinical development. As part of our strategy, our in-house team of experienced translational scientists and computational biologists utilize existing technologies as well as develop proprietary assays to enable the selection and assessment of biomarkers for each of our programs. We seek to design rigorous and cost-efficient clinical programs that increase the probability of success by exploring connections between cellular-level biology and patient-level clinical outcomes. The use of biomarker-based patient selection is designed to enable demonstration of clinical proof-of-concept earlier and with fewer patients, leading ultimately to smaller pivotal trials.

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

Key tumor dependencies

Our scientific team—led by our Chief Scientific Officer, head of biology and head of translational medicine—has amassed deep knowledge of key oncogenic drivers and pathways in order to identify and validate oncology targets. They most recently worked together at Genentech, where they progressed more than 20 oncology discovery programs into clinical development, with four approvals to date, including Cotellic, Zelboraf, Polivy and Itovebi. The team’s approach to uncovering tumor dependencies that are key drivers of cancer resistance is biology-focused and mechanistically driven.

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

PRC2 inhibitor program: Rinzimetostat

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

Rationale for targeting allosteric inhibition of PRC2 through EED

PRC2 has two druggable subunits, EZH2, whose enzymatic function is the target of first-generation therapeutics, and EED, which next-generation therapeutics like rinzimetostat inhibit. Several companies are developing EZH2 inhibitors; however, the pharmacologic properties of these compounds result in high doses given more than once a day, that achieve only partial target inhibition in the clinic. Allosteric inhibition of PRC2 through EED is differentiated from targeting EZH2 and may be beneficial for a number of reasons. First, preclinical studies show that EED inhibition is active against mutants in EZH2 that confer innate resistance to EZH2 inhibitors. Second, in a similar fashion, acquired mutations in EZH2 are sensitive to EED inhibition. Third, cells treated with EZH2 inhibitors are also able to activate EHZ1 in a compensatory bypass mechanism of resistance, yet those cells are sensitive to EED inhibition.

Note: EZH2, enhancer of zeste homolog 2. EED, embryonic ectoderm development. H3K27, histone H3 at lysine 27.

(1) Schade et al. Nature (2024), Loi et al. Cancer Discovery (2024), Daemen et al. AACR (2024 and 2025), and Friedman AACR Presentation (2024).

(2) Yu et al Cancer Res. (2007).

(3) Schweizer et al. ASCO GU (2025).

Preclinical Data

Rinzimetostat is a potent and selective allosteric inhibitor of PRC2 with a mechanism of action via binding the EED subunit that was designed to have superior drug properties compared to EZH2 inhibitors. Rinzimetostat when dosed orally once a day as a single-agent significantly inhibited prostate tumor growth in androgen-insensitive and enzalutamide-resistant prostate cancer models as seen in the figures below. While cross-study comparisons of preclinical data have limitations and caveats, the rinzimetostat efficacy appears to be superior to EZH2 inhibitors in the same models.

Note: Rinzimetostat dose used was 200 mg/kg QD. Enzalutamide dose used was 30 mg/kg QD. ****p < 0.0001. Left graph: C4-2 xenograft model. Right graph: 22Rv1 xenograft model.

Additional preclinical studies with rinzimetostat as a monotherapy and in combination regimens are being explored.

Initial Phase 1 dose escalation data of rinzimetostat

We filed and cleared an IND with the FDA for rinzimetostat in the fourth quarter of 2021. We completed a Phase 1b trial of rinzimetostat as a single-agent, in patients with advanced prostate cancer and reported initial Phase 1b data from this trial in January 2024.

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

Preliminary Phase 1b Pharmacodynamic Data:

Rinzimetostat was well tolerated up to 900 mg QD, with only Grade 1 and Grade 2 TRAEs at dose levels corresponding with strong target engagement. The most common TRAEs observed are summarized below.

Treatment related adverse events occurring in ≥ 10% of patients:

Note: All data as of the data cutoff on December 10, 2024. No Grade 4 or Grade 5 events reported.

Based on rinzimetostat's emerging profile with superior drug properties, we advanced rinzimetostat into combination development in prostate cancer with AR inhibitor(s).

In mid-2024, we initiated dosing of rinzimetostat in combination with 240 mg QD apalutamide as well as in combination with 600 mg BID darolutamide, as part of the ongoing Phase 1b trial in patients with mCRPC. We also announced that we entered into clinical trial collaboration and supply agreements with Johnson & Johnson and Bayer, to evaluate rinzimetostat in combination with Erleada® (apalutamide), Johnson & Johnson’s AR inhibitor, and Nubeqa® (darolutamide), Bayer’s AR inhibitor.

Completion of dose exploration and preliminary efficacy and safety data

In November 2025, we announced the completion of the dose exploration portion of the Phase 1b trial and the selection of provisional RP2Ds of rinzimetostat to be tested in combination with the approved doses of darolutamide and apalutamide in the dose optimization portion of the Phase 1b trial: 400 mg and 600 mg once daily of rinzimetostat in combination with 600 mg twice daily of darolutamide; and 600 mg, 800 mg and 1,200 mg once daily of rinzimetostat in combination with 240 mg once daily of apalutamide.

We also reported preliminary efficacy and safety data from the Phase 1b dose exploration trial of rinzimetostat in combination with AR inhibitors in 20 patients with mCRPC.

As of the September 22, 2025 cutoff date, rinzimetostat in combination with apalutamide or with darolutamide continues to be well tolerated, and both combination regimens demonstrated a safety profile compatible with long-term dosing, with the vast majority of TRAEs Grade 1 or 2 in severity and consistent with PRC2 and AR inhibition. As of the September 22, 2025 cutoff date, only one patient experienced a Grade 3 TRAE, and there were no Grade 4 or Grade 5 AEs attributed to rinzimetostat, apalutamide or darolutamide. The most common TRAEs observed are summarized below.

Treatment related adverse events occurring in ≥ 15% of patients:

(1) The occurrence of hypothyroidism is consistent with the known safety profile of apalutamide.

As of the September 22, 2025 cutoff date, PSA responses were observed across all rinzimetostat dose levels and were also observed at comparable rates in combination with apalutamide or with darolutamide, with 55% of patients (11/20) achieving a PSA50 response (confirmed in 40%), and 20% of patients (4/20) achieving a PSA90 response (all confirmed).

PSA Response Data of Rinzimetostat Plus Apalutamide or Darolutamide:

Best % Change in PSA from Baseline
50
0
-50
-100
*
*
p50
u50
50
50
50
u50
50
90
90
90
90
Rinzimetostat Dose
400 mg QD
600 mg QD
800 mg QD
1,200 mg QD

Response	Unconfirmed	Confirmed
PSA50	11/20 (55%)	8/20 (40%)
PSA90	4/20 (20%)	4/20 (20%)

Notations: * denotes >50% increase in PSA; **50** – confirmed PSA50 response; **90** – confirmed PSA90 response; **p50** – unconfirmed pending PSA50 response; **u50** – unconfirmed PSA50 response.

ctDNA was assessed for 17 patients with mCRPC who had available ctDNA samples and evidence of ctDNA at baseline prior to study entry. The ctDNA data reported as of September 22, 2025 demonstrated rapid and deep responses across a breadth of AR mutations and other gene alterations, with 76% (13/17) achieving greater than 50% ctDNA reduction, and 59% (10/17) achieving ctDNA clearance, which is greater than clearance rates observed in precedent trials with standard of care agents in comparable mCRPC patient populations.

Next steps in rinzimetostat development

We expect to report data from the dose optimization portion of the Phase 1b trial of rinzimetostat in the first quarter of 2026, and we expect to initiate our first global Phase 3 registrational trial for rinzimetostat in mCRPC in the first half of 2026.

Brain-penetrant EGFR program: Enozertinib

Background

The ErbB receptor tyrosine kinase family is involved in key cellular functions, including cell growth and survival. EGFR exon 20 mutations are observed in approximately 2.1% of all patients with NSCLC and these patients have a worse prognosis than patients with NSCLC driven by other EGFR mutations. EGFR atypical mutations are a heterogeneous group of non-classical mutations, with PACC mutations comprising the largest subset. EGFR PACC mutations are observed in approximately 2.5% of all patients with NSCLC.

Rationale for brain-penetrant inhibitor of EGFR with high potency towards exon 20 mutations

Currently, the medicines approved by the FDA specifically to treat NSCLC with EGFR exon 20 mutations provide limited benefit for patients with active brain metastases. Approximately 30% of patients with EGFR-mutant NSCLC present with de novo CNS disease and approximately 50% will develop brain metastases over the course of their disease, which contributes to poor prognosis. Several companies are developing EGFR exon 20 inhibitors; however, to our knowledge none have demonstrated significant CNS activity in patients suitable for addressing brain metastases, an area of significant unmet medical need.

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

Preclinical data

Enozertinib was designed as a brain-penetrant, orally bioavailable, irreversible inhibitor targeting EGFR with nanomolar potency towards exon 20 and EGFR atypical mutations. As shown in the figure below, in a kinase selectivity panel, the ErbB receptor tyrosine kinases were strong hits and there were no off-targets identified for enozertinib, unlike the comparator clinical compounds.

Kinome selectivity screens were conducted on a 468 kinase panel with 1 uM of either enozertinib, zipalertinib, firmonertinib or silevertinib in a head-to-head assessment. The number of off-target kinase hits with inhibition of 80-100% are shown in the table. Notably, enozertinib did not hit any of the 3F family of kinases with the potential for covalent Cysteine interaction in the active site.

Enozertinib demonstrated potent anti-tumor activity in various NSCLC EGFR exon 20 mutation models. In the examples below, in models carrying the variants NPH, ASV and insG, enozertinib demonstrated potent anti-tumor activity when dosed orally once daily at 4 mg/kg.

Enozertinib was designed for brain penetrance and demonstrated potent anti-tumor activity in an intracranial NSCLC EGFR exon 19 deletion mutation in vivo model, when dosed orally at 2.5 mg/kg QD, superior to TAK-788 which was dosed orally at 30 mg/kg QD and osimertinib at 10 mg/kg QD. Efficacy was measured by quantification of the bioluminescence photon flux in mice carrying intracranial PC9-Luc tumors.

A key feature of enozertinib differentiation is that it was designed to optimize brain exposure across multiple parameters, including pump engagement, physicochemical properties, and free unbound fraction in the brain. Together, these compound characteristics translate in vivo into a high brain to plasma ratio in mice of nearly 1, as shown in the graph below, which depicts the free unbound fraction. Importantly, enozertinib's high brain to plasma ratio was maintained at both 1 and 4 hours. In comparison with other clinical compounds, enozertinib's free brain to plasma ratios are on par with osimertinib, which is deemed a CNS clinically active compound. In contrast, the free brain to plasma ratio of enozertinib is superior to other exon 20 directed agents such as TAK-788 and CLN-081. In summary, the limitations of current therapies to address brain metastases in the exon 20 mutant population present an opportunity for enozertinib.

In October 2023 we also presented a poster highlighting preclinical activity of enozertinib against atypical mutations in EGFR at the ESMO Congress. We assessed a variety of atypical driver mutations in EGFR and found that enozertinib showed strong cellular potency against both classes of atypical mutations – primary and acquired resistance mutations and a superior profile compared to competitors. On the right side of the figure below, enozertinib produced strong in vivo efficacy in a model bearing the EGFR G719S mutation, which is the most commonly mutated site amongst atypical mutations of EGFR.

In the fourth quarter of 2021, we filed a CTA in South Korea for enozertinib, which was cleared in the first quarter of 2022. We also filed and cleared an IND with the FDA for enozertinib in the third quarter of 2022. Enozertinib is being evaluated in Phase 1b trials in EGFR exon 20 and PACC mutated NSCLC, which allow enrollment of patients with CNS metastases that are either treated or untreated but asymptomatic.

Initial Phase 1 dose escalation data of enozertinib

We reported initial Phase 1b data for enozertinib at the ESMO Congress in October 2023, which demonstrated both systemic and intracranial activity across multiple doses in a heavily pre-treated patient population. As summarized in the table below, a total of 50 patients were treated with increasing doses of enozertinib. Of the 21 patients with EGFR exon 20 mutated lung cancer, 81% had received one or more EGFR exon 20 targeted agent and 86% of the patients had CNS involvement at baseline. This is a marked contrast to the patient populations that have been enrolled by the current approved and late-stage investigational programs, which are largely exon 20 inhibitor naïve and typically have approximately 35% of patients with CNS involvement at baseline.

Patient disposition and baseline characteristics.

Note: All data as of the data cutoff on September 26, 2023

Enozertinib was well tolerated with minimal EGFR wild type related adverse events and little evidence of off-target toxicities. The vast majority of TRAEs were Grade 1 or 2 in severity, with a low 6% rate of Grade 3 diarrhea and no events of Grade 3 or higher rash. There was a low rate of dose reductions and only 4% dose discontinuations due to safety. The most common TRAEs observed are summarized below.

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

Preliminary activity (NSCLC patients with EGFR exon 20 and treated at ≥ 45 mg QD)

Note: All data as of the data cutoff on September 26, 2023

In April 2024, we announced the selection of two provisional RP2Ds of enozertinib at 80 mg and 120 mg QD. In January 2025, we announced that we entered into a clinical trial and supply agreement with Johnson & Johnson to evaluate enozertinib in combination with SC amivantamab for the first line treatment of patients with advanced NSCLC with EGFR exon 20 mutations, and we initiated a Phase 1b trial in the first quarter of 2025.

Additional Phase 1b data of enozertinib

In December 2025, we reported additional Phase 1b data at the 2025 ESMO Asia Congress in treatment-naïve and in previously treated NSCLC patients with EGFR exon 20 and EGFR atypical mutations.

First-line treatment-naïve NSCLC patients with EGFR exon 20 mutations

In treatment-naïve NSCLC patients with EGFR exon 20 mutations, as of the August 29, 2025 cutoff date, enozertinib was well tolerated with no significant off-target toxicities and a low 6% rate of discontinuations. Dose reductions occurred in 80% of the 120 mg cohort and 17% of the 80 mg cohort, with 58% of the reductions at the 120 mg dose occurring by approximately 8 weeks. The most common TRAEs observed are summarized below.

Treatment related adverse events occurring in ≥ 20% of patients

Note: All data as of the data cutoff on August 29, 2025

The waterfall plot below depicts efficacy-evaluable treatment-naïve NSCLC patients with EGFR exon 20 mutations who received a total daily dose of 120 mg and who received at least three post-baseline tumor assessments, as of the August 29, 2025 cutoff date. Of these patients, 80% underwent a dose reduction whereby most patients effectively received 80 mg daily. The best observed ORR was 67%, with a confirmed ORR of 60%. The disease control rate (DCR) was 93%. Multiple responses were observed in patients with brain metastases at baseline.

Best percentage change in lesions in patients receiving 120 mg dose

Note: All data as of the data cutoff on August 29, 2025

The waterfall plot below illustrates the CNS-specific intracranial responses by BICR-RANO, including 100% confirmed intracranial ORR in patients with measurable CNS disease, as of the August 29, 2025 cutoff date.

Best percentage change in CNS lesions in patients receiving 120mg dose

Note: All data as of the data cutoff on August 29, 2025. CR – complete response Measurable disease includes patients with target lesions ≥1 cm in diameter.

First-line treatment-naïve advanced NSCLC patients with EGFR PACC mutations

EGFR atypical mutations are a heterogeneous group of non-classical mutations, with PACC mutations comprising the largest subset. The waterfall below depicts treatment-naïve NSCLC patients with EGFR PACC mutations who received a total daily dose of 80 mg and who received at least one post-baseline tumor assessment, as of the November 18, 2025 cutoff date. The best observed ORR was 80%, with 3 patient responses confirmed and 5 patient responses remaining unconfirmed as of the data cutoff date.

Best percentage change in lesions in patients receiving 80 mg dose

Note: All data as of the data cutoff on November 18, 2025

The waterfall plot below depicts the best percentage change in CNS lesions from baseline based upon investigator assessment using RECIST criteria, as of the November 18, 2025 cutoff date. The best observed ORR was 80%, with 100% ORR in measurable CNS disease.

Best percentage change in CNS lesions in patients receiving 80 mg dose

Note: All data as of the data cutoff on November 18, 2025

Second-line NSCLC patients with EGFR exon 20 mutations and previously treated patients with EGFR atypical mutations

As of the August 29, 2025 cutoff date, 45 second-line NSCLC patients with EGFR exon 20 mutations were dosed — 24 patients received 80 mg QD oral enozertinib and 21 patients received 120 mg QD. In previously treated patients with EGFR atypical mutations, as of the August 29, 2025 cutoff date, 47 patients were dosed — 25 patients received 80 mg QD oral enozertinib and 22 patients received 120 mg QD. Enozertinib was well tolerated with mostly Grade 1 or 2 TRAEs and no significant off-target toxicities. Most frequent TRAEs included diarrhea, paronychia, and stomatitis. Preliminary activity in second-line NSCLC patients with EGFR exon 20 mutations as of the cutoff date demonstrated a 45% confirmed ORR and 100% DCR, with comparable rates in patients with brain metastases at baseline. Preliminary activity in previously treated NSCLC patients with EGFR PACC mutations as of the cutoff date demonstrated a 36% confirmed ORR and 91% DCR, with comparable rates in patients with brain metastases at baseline. Responses were observed across a wide range of EGFR PACC mutations including in the most prevalent mutations, and in a broad spectrum of PACC complex mutations.

Next steps in enozertinib development

Based on these data, 80 mg QD oral enozertinib has been selected as the monotherapy dose for potential Phase 3 development. Dosing and follow-up continues in NSCLC patients with exon 20 mutations, including as a monotherapy, in combination with SC amivantamab and in combination with chemotherapy, as well as in NSCLC patients with EGFR PACC mutations as a monotherapy. In December 2025, we announced that enrollment in our HER2 exon 20 cohort was completed with no further development planned in this patient population. Initial data from the SC amivantamab combination trial, in addition to enozertinib data as a monotherapy in first-line EGFR exon 20 mutations and first-line EGFR PACC mutations, are expected in the second half of 2026.

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
•
PLK4 program: ORIC-613 is a small molecule therapeutic intended to address a mechanism of innate resistance found in a subset of breast cancers, specifically a synthetic lethal interaction of PLK4 inhibition in tumors bearing TRIM37 DNA amplification/elevation. Breast cancer models as well as other tumor models with this TRIM37 amplification have a key tumor dependency on PLK4 and our therapeutic approach is to inhibit this enzyme. ORIC-613, is an orally bioavailable inhibitor of PLK4 with best-in-class selectivity, and in preclinical studies shows synthetic lethality in tumor models with high levels of TRIM37. IND enabling studies were completed for ORIC-613.

Our license agreements

Voronoi license agreement

On October 19, 2020, we entered into the Voronoi License Agreement, a license and collaboration agreement, with Voronoi. The Voronoi License Agreement gives us access to Voronoi’s preclinical stage EGFR exon 20 mutation program, including a lead product candidate now designated as enozertinib. Under the Voronoi License Agreement, Voronoi granted us an exclusive, sublicensable license under Voronoi’s rights to certain patent applications directed to certain small molecule compounds that bind to EGFR with one or more exon 20 mutations and certain related know-how, in each case, to develop and commercialize certain licensed compounds and licensed products incorporating any such compound in the ORIC Territory, defined as worldwide other than in the People’s Republic of China, Hong Kong, Macau and Taiwan. Pursuant to an amendment to the Voronoi License Agreement that we entered into with Voronoi on March 20, 2024, we also obtained the right to conduct and control certain clinical trials for the licensed products at specified clinical sites within Voronoi’s territory to support the development and commercialization of licensed products in the ORIC Territory. Under the Voronoi License Agreement, Voronoi had the right to perform certain mutually agreed upon development activities. Except for Voronoi’s right to participate in such development activities, we are wholly responsible for development and commercialization of licensed products in the ORIC Territory. In addition, we are obligated to use commercially reasonable efforts to develop and commercialize at least one licensed product in certain major markets in the ORIC Territory.

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

Clinical Development Collaborations

Bayer collaboration

On May 14, 2024, we entered into a clinical trial collaboration and supply agreement with Bayer, as amended effective October 23, 2024, to evaluate rinzimetostat in combination with Nubeqa® (darolutamide), Bayer’s AR inhibitor. We will continue to conduct and sponsor the ongoing Phase 1b clinical trial, and Bayer will provide darolutamide for the trial. We maintain full economic ownership and control of rinzimetostat.

Johnson & Johnson collaborations

On July 10, 2024, we entered into a clinical trial collaboration and supply agreement with Johnson & Johnson, to evaluate rinzimetostat in combination with Erleada® (apalutamide), Johnson & Johnson’s AR inhibitor. We will continue to conduct and sponsor the ongoing Phase 1b clinical trial, and Johnson & Johnson will provide apalutamide for the trial. We maintain full economic ownership and control of rinzimetostat.

On August 29, 2024, we entered into a clinical supply agreement with Johnson & Johnson, to evaluate enozertinib in combination with SC amivantamab, Johnson & Johnson’s fully-human EGFR-MET bispecific antibody. We will continue to conduct and sponsor the ongoing Phase 1b clinical trial, and Johnson & Johnson will provide SC amivantamab for the trial. We maintain full economic ownership and control of enozertinib.

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

Our patent portfolio consists of issued patents and pending patent applications that we own or in-licensed related to rinzimetostat, enozertinib, ORIC-533 and various other compounds and programs described above. As of December 31, 2025, the portfolio includes 22 issued United States patents, 38 pending United States patent applications, 7 pending international patent applications filed under the Patent Cooperation Treaty (PCT application), more than 210 issued patents in various markets outside of the United States, and more than 90 pending patent applications in various markets outside of the United States.

As of December 31, 2025, our patent portfolio covering rinzimetostat that we have exclusively in-licensed from Mirati includes patents issued in Australia, Brazil, Canada, China, Europe, Eurasia, Hong Kong, India, Israel, Japan, Korea, Macao, Mexico, New Zealand, South Africa and the United States, along with a patent application pending in the United States. We also own pending PCT applications and pending patent applications in the United States, Europe and other markets outside of the United States covering certain forms and uses of rinzimetostat. The issued United States patents covering rinzimetostat as composition of matter, pharmaceutical compositions and related methods of use are expected to expire in 2039, absent any patent term extensions for regulatory delay. Any patents that may issue from the pending patent applications related to rinzimetostat are expected to expire between 2039 and 2044, absent any patent term adjustments or extensions.

As of December 31, 2025, our patent portfolio covering enozertinib that we have exclusively in-licensed from Voronoi in the ORIC Territory includes issued patents in Australia, Brazil, Europe, Eurasia, India, Israel, Japan, Korea, Mexico, New Zealand, Singapore, the United States and South Africa, along with patent applications pending in the United States, Europe and other markets outside of the United States. We also own a pending PCT application covering methods of using enozertinib, and pending patent applications in the United States, Europe and other markets outside of the United States covering certain forms of enozertinib and methods of using enozertinib. The issued United States patents covering enozertinib as compositions of matter and pharmaceutical compositions are expected to expire in 2040, absent any patent term adjustments or extensions. Any patents that may issue from the pending patent applications related to enozertinib are expected to expire between 2040 and 2046, absent any patent term adjustments or extensions.

As of December 31, 2025, our patent portfolio covering ORIC-533 includes patents issued in Australia, Brazil, Canada, China, Hong Kong, Europe, Eurasia, Israel, India, Japan, Korea, Macao, Mexico, New Zealand, Taiwan, the United States and South Africa, along with pending PCT applications, and other patent applications pending in the United States, Europe, Japan and other markets outside of the United States. The issued United States patents covering ORIC-533 as composition of matter, pharmaceutical compositions and related methods of use and methods of manufacture are expected to expire in 2040, absent any patent term extensions for regulatory delay. Any patents that may issue from our pending patent applications related to ORIC-533 are expected to expire between 2040 and 2044, absent any patent term adjustments or extensions.

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

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, the expertise of our executive and scientific team, clinical capabilities, development experience and scientific knowledge provide us with competitive advantages, we face increasing competition from many different sources, including pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Product candidates that we successfully develop and commercialize may compete with existing therapies and new therapies that may become available in the future.

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

For rinzimetostat, we are aware of several companies developing inhibitors against PRC2 via EZH2 inhibition that are currently in clinical trials, including Ipsen, Novartis, Daiichi Sankyo, Pfizer, Shanghai HaiHe Pharmaceutical, Treeline Biosciences in collaboration with Jiangsu HengRui Medicine Co., Evopoint Biosciences and Hanmi Pharmaceutical. To our knowledge, Ascentage Pharma has an allosteric PRC2 inhibitor in clinical trials for patients with cancer.

For enozertinib, we are aware that Johnson & Johnson and Dizal Pharmaceuticals have FDA-approved products for patients with EGFR exon 20 mutations. We are also aware of several companies developing small molecule inhibitors against EGFR exon 20 mutations and EGFR atypical mutations that are currently in clinical trials, including Cullinan Therapeutics in collaboration with Taiho Pharmaceutical, ArriVent BioPharma in collaboration with Allist Pharmaceuticals, Black Diamond Therapeutics, Scorpion Therapeutics in collaboration with Pierre Fabre, BlossomHill Therapeutics, Avistone Biotechnology, BeBetter Med, Suzhou Puhe Pharmaceutical Technology Co. and Yuhan Corporation.

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

Pursuing FDA approval/clearance of an in vitro companion diagnostic would require either a pre-market notification, also called 510(k) clearance, or a pre-market approval (PMA) or a de novo classification for that diagnostic. The review of companion diagnostics involves coordination of review with the FDA’s Center for Devices and Radiological Health. In May 2024, the FDA issued guidance on a voluntary pilot program on oncology drug products used with certain in vitro diagnostic tests, which is intended to provide greater transparency regarding the minimum performance characteristics necessary for certain oncology diagnostic tests. In October 2023, the FDA issued a final rule that phases out its enforcement discretion for most laboratory-developed tests (LDTs) and to amend the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the diagnostic product is a laboratory. On March 31, 2025, the U.S. District Court for the Eastern District of Texas vacated and set aside the FDA LDT Final Rule in its entirety.

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

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, state laws that require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and require the registration of their sales representatives, state laws that require biotechnology companies to report information on the pricing of certain drug products; and
•
state and foreign laws and regulations that govern the privacy and security of health-related information in some circumstances (such as Washington's My Health, My Data Act, which, among other things, provides for a private right of action, and other state laws governing privacy and security of health-related information), many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts, and other legal and regulatory obligations applicable to the use, disclosure, and other processing of health-related information relating to individuals (such as a final rule issued by the U.S. Department of Justice that took effect in April 2025 and places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China or with other specified links to China and other designated countries).

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

Additionally, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. The American Rescue Plan Act of 2021, eliminated the statutory cap on Medicaid Drug Rebate Programs rebates that manufacturers pay to state

Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Further, the Biden administration released an additional executive order in October 2022, directing the HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. In March 2023, the Centers for Medicare and Medicaid Services (CMS) published its first guidance on how negotiations will be conducted, starting in 2026 for high expenditure drugs as determined and selected by HHS. In June 2023, CMS issued a revised guidance for the Medicare Drug Price Negotiation Program under the Inflation Reduction Act. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government, asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation (MFN) price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. The One Big Beautiful Bill Act (OBBBA), which was signed into law in July 2025, includes provisions that will impact the U.S. healthcare system in various ways, including by cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Employees and Human Capital

As of December 31, 2025, we had 104 full-time employees, of which 76 were engaged in research and development activities. Substantially all of our employees are located in South San Francisco, California and San Diego, California. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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
•
limitations on our ability to use overseas vendors and service providers;
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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2014, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have initiated clinical trials for a limited number of our product candidates. To date, we have devoted substantially all of our resources to research and development activities, including with respect to the preclinical and clinical development of rinzimetostat (formerly ORIC-944), enozertinib (formerly ORIC-114) and our other product candidates, in-licensing of external programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through public offerings and private placements of our common stock, convertible preferred stock and other derivative securities. Our net loss was $129.5 million for the year ended December 31, 2025, and as of December 31, 2025, we had an accumulated deficit of $692.2 million. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential products.

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

•
successful and timely completion of preclinical and clinical development of rinzimetostat, enozertinib and our other future product candidates;
•
establishing and maintaining relationships with contract research organizations (CROs) and clinical sites for the clinical development of rinzimetostat, enozertinib and our other future product candidates;
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

As of December 31, 2025, we had $392.3 million in cash, cash equivalents and investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into the second half of 2028. Our estimate as to how long we expect our existing cash, cash equivalents, and investments, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Risks related to the development and commercialization of our product candidates

We are substantially dependent on the success of our product candidates, rinzimetostat and enozertinib. If we are unable to complete development of, obtain approval for and commercialize our product candidates for one or more indications in a timely manner, our business will be harmed.

We allocate the majority of our efforts and financial resources to the development of rinzimetostat and enozertinib. Our future success is dependent on our ability to timely and successfully complete clinical trials, obtain marketing approval for and successfully commercialize rinzimetostat and enozertinib.

These product candidates will require additional clinical development, expansion of manufacturing capabilities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote rinzimetostat, enozertinib or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

In addition to rinzimetostat and enozertinib, our prospects depend in part upon developing and commercializing additional product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully develop, obtain regulatory approval for and commercialize product candidates. All of our current programs other than rinzimetostat and enozertinib, are in research or preclinical development. A product candidate can unexpectedly fail at any stage of preclinical and/or clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. For instance, we do not know whether rinzimetostat or enozertinib will perform in current or future preclinical studies or future clinical trials as they have in prior preclinical studies or clinical trials. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates, or prevent regulatory approval.

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

We have limited resources and are focusing our efforts on developing rinzimetostat and enozertinib. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

We are focusing our resources and efforts on developing rinzimetostat and enozertinib. As a result, because we have limited resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. For example, we completed a Phase 1b trial of ORIC-533 as a single-agent, in patients with relapsed/refractory multiple myeloma, and intend to evaluate strategic partnerships to develop ORIC-533 in combination with other immune-based antimyeloma therapies. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development activities may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target markets for rinzimetostat, enozertinib or any of our other future programs, we may relinquish valuable rights to that product candidate or program through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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

For rinzimetostat, we are aware of several companies developing inhibitors against PRC2 via EZH2 inhibition that are currently in clinical trials, including Ipsen, Novartis, Daiichi Sankyo, Pfizer, Shanghai HaiHe Pharmaceutical, Treeline Biosciences in collaboration with Jiangsu HengRui Medicine Co., Evopoint Biosciences and Hanmi Pharmaceutical. To our knowledge, Ascentage Pharma has an allosteric PRC2 inhibitor in clinical trials for patients with cancer.

For enozertinib, we are aware that Johnson & Johnson and Dizal Pharmaceuticals have FDA-approved products for patients with EGFR exon 20 mutations. We are also aware of several companies developing small molecule inhibitors against EGFR exon 20 mutations and EGFR atypical mutations that are currently in clinical trials, including Cullinan Therapeutics in collaboration with Taiho Pharmaceutical, ArriVent BioPharma in collaboration with Allist Pharmaceuticals, Black Diamond Therapeutics, Scorpion Therapeutics in collaboration with Pierre Fabre, BlossomHill Therapeutics, Avistone Biotechnology, BeBetter Med, Suzhou Puhe Pharmaceutical Technology Co. and Yuhan Corporation.

Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources, and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may obtain approval from the FDA, EMA or other comparable foreign regulatory authorities or develop or commercialize products in our field before we do. In addition, we are facing increasing competition from companies utilizing artificial intelligence, or AI, in their research and development efforts or other business processes, which could create a competitive advantage that we would find difficult to match. While our current use of AI-based platforms or tools in our business is relatively minimal, many of our competitors have begun utilizing AI tools to aid in the development of pharmaceutical products. Our cautious approach to adopting AI platforms and tools may put us at a competitive disadvantage in comparison to competitors who currently use them in the development of pharmaceutical products or other business processes, which could impair our ability to compete effectively and adversely affect our results of operations. Should we proceed with further AI adoption, we may be subject to significant risks related to developing and deploying AI platforms or tools, and there can be no assurance that the use of AI will enhance the development of our product candidates or be beneficial to our business. Any use of, or reliance on, AI technologies, including generative AI, may also expose us to a range of risks, including the generation or dissemination of inaccurate, misleading, biased, or otherwise harmful content, potential discrimination, intellectual property infringement or misappropriation, defamation, violations of data privacy or cybersecurity requirements, and compliance risks under applicable sanctions and export control laws, among others.

In addition, the legal and regulatory framework governing AI remains evolving and uncertain, and it is unclear how existing or future laws may apply to content produced by AI systems. To the extent that we incorporate AI technologies into our business, we may be subject to new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, or other complications that could adversely affect our business or reputation. Furthermore, the integration of third-party AI models with our operations relies on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to security and the accuracy, bias, and other variables of the data, and these safeguards may be insufficient. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the data analyzed within such applications and may lead to the inadvertent release of confidential information, which may impact our ability to realize the benefits of our intellectual property.

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

•
restrictions on the use of product candidates in the labeling approved by regulatory authorities, such as boxed warnings or contraindications in labeling, or a Risk Evaluation and Mitigation Strategy (REMS), if any, which may not be required of alternative treatments and competitor products;
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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price (MFN) and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. The One Big Beautiful Bill Act (OBBBA), which was signed into law in July 2025, includes provisions that will impact the U.S. healthcare system in various ways, including by cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Such MFN pricing agreements and other measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increase generic and biosimilar drug entry sooner than expected, could have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover research and development costs, and ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges as well as other legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. Further, uncertainties created by the IRA, including its long-term impact on drug pricing, may negatively impact investments, company valuation, royalty-based earnings, mergers, and acquisitions in the industry. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business, and expose us to greater liability.

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

Further, the UK has implemented legislation that substantially implements and complements the GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. The UK enacted the UK Data (Use and Access) Act 2025 (DUAA) on June 19, 2025, which made targeted amendments to the UK’s data protection regime that cause it to deviate further from the GDPR. This has introduced additional compliance complexity to the UK’s data protection regime. We may be required to incur significant costs and expenses in an effort to comply with distinct privacy and data protection requirements in the EU and UK. More generally, we may incur liabilities, expenses, costs, and other operational losses under the GDPR and the privacy and data protection laws of applicable EU Member States and the UK in connection with any measures we take to comply with them.

Finally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA (a) allows enforcement by the California Attorney General or the California Privacy Protection Agency, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation and (b) authorizes private lawsuits to recover statutory damages for certain data breaches. While it exempts some data regulated by HIPAA and certain clinical trials data, the CCPA may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Additionally, the California Privacy Rights Act (CPRA) became operative in most respects on January 1, 2023. The CPRA significantly modified the CCPA, which may require us to modify our practices and policies and may further increase our compliance costs and potential liability. Numerous other states’ legislatures are considering or have enacted similar laws that will require ongoing compliance efforts and investment, and which may increase our potential liability and adversely affect our business. For example, Colorado, Connecticut, Utah and Virginia have enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon and Texas have enacted similar legislation that became effective in 2024; Tennessee, Iowa, Delaware, Maryland, Minnesota, Nebraska, New Hampshire and New Jersey have enacted similar legislation that became effective in 2025; and Indiana, Rhode Island and Kentucky have enacted similar legislation that has become effective in 2026. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action.

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

Our strategic pipeline prioritization and the associated workforce reduction announced in August 2025, may not result in anticipated cost savings and could disrupt our business.

On August 12, 2025, we announced a strategic pipeline prioritization to focus operational and financial resources on the continued advancement of our two lead clinical programs, rinzimetostat and enozertinib. This initiative has resulted in a substantial decrease in preclinical research, primarily from the elimination of our discovery research group. This resulted in an approximately 20% workforce reduction. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operating structure from our new strategic efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the strategic pipeline prioritization, our results of operation and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or related activities in the future. Such cost reduction efforts may in the future adversely affect our ability to attract and retain employees, and may adversely affect our culture and impact our ability to effectively pursue our business strategy. Furthermore, our strategic pipeline prioritization may be disruptive to our operations. For example, our workforce reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternate employment, this could result in us seeking contract support which may result in unplanned additional expense or harm our productivity. Our workforce reduction could also harm our ability to attract and retain qualified management, scientific, and clinical personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing our product candidates in the future.

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

As of December 31, 2025, we had 104 full-time employees, including 76 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. Moreover, there is the potential that our independent contractors could be deemed to be misclassified under applicable worker classification laws, which could subject us to penalties or other liabilities. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of our product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained and otherwise processed on our information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage, disruption, or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, phishing and other means of social engineering, and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or that of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants or lead to the loss, destruction, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our data or data that is processed or maintained on our behalf, or other assets. For example, we have received phishing attacks, and companies have experienced an increase in phishing and social engineering attacks from third parties in recent years, and the increase in remote working further increases security threats. Additionally, for example, our third-party CROs or other contractors and consultants have suffered, and in the future may suffer, instances of unauthorized access to their systems. To date, we have not identified any such instance that we have assessed as material to our business or operations. International military conflicts and geopolitical tensions may increase cybersecurity threats that we and our CROs and other contractors and consultants face. Moreover, advancements in technology, such as AI and machine learning, are changing and may continue to change the way companies are subjected to attempts to gain unauthorized access and disrupt systems, thereby increasing the risks of security threats and attacks. Any disruption or security breach or incident resulting in any loss, destruction, unavailability, or unauthorized alteration, disclosure, dissemination, or processing of, or damage or unauthorized access to, our applications, any data processed or maintained on our behalf, or other assets, or any belief or reporting that any of these has occurred, could cause us to incur liability, financial harm and reputational damage and delays in the development and commercialization of our product candidates. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, have prevented or will prevent significant breakdowns, disruptions, or breaches in systems or have prevented or will prevent security breaches or incidents leading to loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our data or other data processed or maintained on our behalf or other assets that could have a material adverse effect upon our reputation, business, operations or financial condition. Any such event causing interruptions in our operations could result in a material disruption of our programs and delays in development of our product candidates. In addition, the loss, corruption, or unavailability of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of information technology systems or security breaches or incidents suffered by us or any of our third-party CROs, other contractors, or consultants, could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure, dissemination, or other processing of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. Any such event or any other security breach or incident leading to loss, corruption, or unavailability of, damage to, unauthorized access to, or use, alteration, disclosure, dissemination, or other processing of, personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

Our net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our federal NOLs generated in tax years beginning prior to January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and therefore could expire unused. Our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally is limited to 80% of our current year taxable income for tax years beginning after December 31, 2020. As of December 31, 2025, we had available federal NOL carryforwards of $424.3 million, of which $382.7 million do not expire. We also had available California NOL carryforwards of approximately $573.9 million as of December 31, 2025, which begin to expire in 2034 and are subject to limitation on use, including that such NOLs may not be available to offset California income prior to 2027. In addition, as of December 31, 2025, we had federal and California research and development credit carryforwards totaling $21.7 million and $9.4 million, respectively. The federal credits begin to expire in 2034, while the state credits do not expire.

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

We are subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. Recently, legislation commonly known as the One Big Beautiful Bill Act (OBBBA) was signed into law in July 2025, which enacts significant changes to U.S tax and related laws, including but not limited to current deduction of domestic research expenses, increasing the limit of the deduction of interest expense to thirty percent of EBITDA and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. There were no changes to the Company’s tax expense or effective income tax rate given the Company’s valuation allowance position. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development have proposed implementing changes to existing tax laws, including a 15% global minimum tax (Pillar Two). Many EU member states and other countries have enacted or are considering enacting such legislation. The United States has withdrawn support for Pillar Two, and the OECD and participating jurisdictions have recently agreed to a side-by-side arrangement that would exempt U.S. parent groups from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or tax credits and incentives will not be adversely affected by these or other developments or changes in law.

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

For example, the President recently signed into law the National Defense Authorization Act of 2026, which includes Section 851 regarding “[p]rohibition on contracting with certain biotechnology providers” (the BIOSECURE Act), which restricts federal government contracts, grants, and loans from being issued to companies that use biotechnology equipment or services from any designated “biotechnology company of concern,” as part of such companies’ performance of those agreements with the U.S. government. Once fully implemented through issuance of regulations, the BIOSECURE Act may ultimately limit certain U.S. biotechnology companies (such as ours) from using equipment or services produced or provided by Chinese biotechnology companies that meet the designation criteria of the new law, or certain affiliated entities. In addition, even if we do not seek any covered federal government contracts, grants, or loans, commercial partners, government agencies, or other third parties may view our business less favorably if we contract with entities that ultimately become biotechnology companies of concern.

As another example, the U.S. Department of Justice's Data Security Program places limitations on U.S. companies’ ability to enter into (and in some cases prohibits) certain contracts involving transfers of sensitive personal data to business partners located in China, or with other specified links to China and other designated countries. The rule further requires U.S. persons to obtain from certain foreign counterparties contractual commitments to refrain from engaging in subsequent transfers of sensitive personal data to entities located in China or with other specified links to China and other designated countries. This new rule will impact our ability to contract not just with Chinese companies but also with foreign entities in general, potentially requiring us to extract promises related to compliance with this new rule.

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

Although as of December 31, 2025, we owned twelve and licensed ten issued patents in the United States pertaining to our product candidates, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued or licensed patents will not be found invalid or unenforceable if challenged.

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
•
others, including ANDA applicants, may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•
it is possible that the pending patent applications we own or license will not lead to issued patents;
•
issued patents that we own or license may be held invalid or unenforceable, as a result of legal challenges by our competitors, including ANDA applicants;
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

In the United States, drug products may obtain FDA marketing approval pursuant to an NDA (described above) for innovator products, or an ANDA for generic products. Relevant to ANDAs, the Hatch-Waxman Act amended the FDCA to establish a statutory procedure for submission and FDA review and approval of ANDAs for generic versions of branded drugs previously approved by the FDA (such previously approved drugs are also referred to as reference listed drugs). Because the safety and efficacy of reference listed drugs have already been established by the brand company (sometimes referred to as the innovator), the FDA typically does not require new human clinical trials to establish safety and efficacy of generic products. Rather, a generic manufacturer is typically required to conduct bioequivalence studies of its test product against the reference listed drug. The bioequivalence studies for orally administered, systemically available drug products assess the rate and extent to which the active pharmaceutical ingredient is absorbed into the bloodstream from the drug product and becomes available at the site of action. Bioequivalence is established when there is an absence of a significant difference in the rate and extent for absorption of the generic product and the reference listed drug. In addition to the bioequivalence data, an ANDA must contain patent certifications and chemistry, manufacturing, labeling, and stability data.

Any applicant who files an ANDA seeking approval of a generic equivalent version of a drug listed in the Orange Book must make one of the following certifications to the FDA concerning patents: (1) the patent information concerning the reference listed drug product has not been submitted to the FDA; (2) any such patent that was filed has expired; (3) the date on which such patent will expire; or (4) such patent is invalid, unenforceable or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. There might also be no relevant patent certification. If the ANDA applicant does not challenge the listed patents or certify that the listed patents will not be infringed by the new product, the ANDA application will not be approved by FDA until all the patents listed in the Orange Book claiming the referenced product or its use have expired.

The last patent certification described above is known as a paragraph IV certification. A notice of the paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA refers. The applicant may also elect to submit a “section viii” statement certifying that its proposed label does not contain (or “carves out”) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. An application with a section viii statement or carve out may be approved if the removal of language from the label necessitated by the carve out does not make the generic drug less safe or effective. This section viii statement does not require notice to the patent holder or NDA owner.

If the reference NDA holder or patent owners assert a patent challenge directed to one of the Orange Book listed patents within 45 days of the receipt of the paragraph IV certification notice, the FDA is prohibited from approving the application until the earlier of 30 months from the receipt of the paragraph IV certification, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the applicant. The ANDA application also will not be approved until any applicable non-patent exclusivity has expired. Thus approval of an ANDA can be prevented until all the listed patents claiming the referenced product or use thereof have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.

The FDA may issue tentative approval of an ANDA application if the application meets all conditions for approval, but the applicant cannot receive effective approval because the listed patents, the 30-month stay or another period of regulatory exclusivity, as applicable, has not expired. If tentative approval is granted, then once such listed patents, 30-month stay or other regulatory exclusivity have expired or, in the case of patents that are subject to a patent infringement suit, been found to be invalid or not infringed, the applicant may seek final approval by submitting an amendment that, among other things, includes a safety update and any other changes, if any, in the conditions under which the product was tentatively approved. Prior to granting final approval, the FDA must review and approve any changes reflected in the amendment and may consider any other new information that has come to its attention.

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

Although as of December 31, 2025, we owned twelve and licensed ten issued patents in the United States pertaining to our product candidates and pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. As of December 31, 2025, we had two trademarks registered with the USPTO. Trademark applications we may file in the future may not result in any trademark registrations being issued, and our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

In spite of our best efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our product candidates. For example, if Mirati terminates the Mirati License Agreement, we may be required to cease our development and commercialization of licensed products directed to PRC2 and would be obligated to assign to Mirati, or grant an exclusive license to Mirati with respect to, certain of our patents, know-how and regulatory filings. Likewise, if Voronoi terminates the Voronoi License Agreement, we may be required to cease our development and commercialization of licensed products directed to epidermal growth factor receptor (EGFR, or ErbB1) and human epidermal growth factor receptor 2 (ErbB2) with exon 20 mutations and we would be obligated to grant a nonexclusive license to Voronoi under certain of our patents and know-how, and to assign to Voronoi certain of our regulatory filings. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

As of December 31, 2025, we co-own a pending international patent application filed under the Patent Cooperation Treaty claiming inventions that were generated, in part, through the use of U.S. government funding. In the future, we may acquire or license other intellectual property rights that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). If the U.S. government exercised its march-in rights in our future intellectual property rights that are generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

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

We contract with third parties for the production of our product candidates for preclinical studies and, in the case of rinzimetostat and enozertinib, our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

From time to time, we evaluate various acquisition opportunities and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. For instance, in August 2020, we entered into the Mirati License Agreement pursuant to which we licensed from Mirati exclusive worldwide development and commercialization rights to its allosteric PRC2 inhibitor program and, in October 2020, we entered into the Voronoi License Agreement pursuant to which we licensed from Voronoi exclusive development and commercialization rights to its EGFR and HER2 exon 20 mutation program worldwide (other than in the People’s Republic of China, Hong Kong, Macau and Taiwan). Any such acquisition or strategic partnership may entail numerous risks, including:

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

In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Even when we are successful in entering into a collaboration, the terms and conditions of that collaboration may restrict us from entering into future agreements on certain terms with potential collaborators.

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

Prior to our initial public offering in April 2020, there was no public market for shares of our common stock and we can provide no assurance that we will be able to sustain an active trading market for our shares. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. Furthermore, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic collaborations or acquire companies, technologies or other assets by using our shares of common stock as consideration.

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

As of December 31, 2025, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned a significant percentage of our outstanding common stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more now that we are no longer an “emerging growth company” or a “smaller reporting company” as of December 31, 2025. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase our operating expenses. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage, particularly in light of recent cost increases related to coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, as a public company we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be a non-accelerated filer, we may be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaging in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

Item 2. Properties.

Our corporate headquarters are located in South San Francisco, California, where we lease 33,663 square feet of office, research and laboratory space, under a non-cancelable lease that expires in May 2028 with an option to renew for an additional one-year term. We are also under agreement to lease 13,041 square feet of office space and research and development space in San Diego, California through February 2028 with an option to renew for one period of two years. We believe that these existing facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

Holders of Record

As of December 31, 2025, there were approximately 23 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Our clinical stage product candidates include:

•
Rinzimetostat (formerly ORIC-944), an allosteric inhibitor of the PRC2 via the EED subunit, for which we licensed development and commercialization rights from Mirati with the Mirati License Agreement. We filed and cleared an IND with the FDA for rinzimetostat in the fourth quarter of 2021. We completed a Phase 1b trial of rinzimetostat as a single-agent, in patients with advanced prostate cancer and reported initial Phase 1b data from this trial in January 2024, demonstrating potential best-in-class drug properties, including an approximate 20-hour clinical half-life, robust target engagement and a favorable safety profile. In July 2024, we announced that in the first half of 2024 we initiated dosing of rinzimetostat in combination with apalutamide as well as in combination with darolutamide, as part of the ongoing Phase 1b trial in patients with mCRPC. We also announced that we entered into clinical trial collaboration and supply agreements with Johnson & Johnson and Bayer, to evaluate rinzimetostat in combination with Erleada® (apalutamide), Johnson & Johnson’s AR inhibitor, and Nubeqa® (darolutamide), Bayer’s AR inhibitor. In November 2025, we announced the completion of the dose exploration portion of the Phase 1b trial and the selection of RP2Ds of rinzimetostat to be tested in combination with the approved doses of darolutamide and apalutamide in the dose optimization portion of the Phase 1b trial: 400 mg and 600 mg QD of rinzimetostat in combination with 600 mg BID of darolutamide; and 600 mg, 800 mg and 1,200 mg QD of rinzimetostat in combination with 240 mg QD of apalutamide. Also, in November 2025, we reported Phase 1b dose exploration data in 20 patients with mCRPC, who were treated with rinzimetostat in combination with 240 mg QD of apalutamide or with 600 mg BID of darolutamide. The November 2025 data set (cutoff date of September 22, 2025) demonstrated PSA responses and ctDNA reductions across all rinzimetostat dose levels and at comparable rates in combination with apalutamide or with darolutamide. Broad and deep PSA responses were demonstrated, with 55% of patients achieving a PSA50 response rate (confirmed in 40%), and 20% of patients achieving a PSA90 response rate (all confirmed). Rapid and deep ctDNA responses were observed in patients across a breadth of AR mutations and other gene alterations, with 76% of patients achieving greater than 50% ctDNA reduction, and 59% of patients achieving ctDNA clearance. Both combination regimens demonstrated a safety profile compatible with long-term dosing, with the vast majority of TRAEs Grade 1 or 2 in severity and consistent with PRC2 and AR inhibition. As of the September 22, 2025 cutoff date, only one patient experienced a Grade 3 TRAE, and there were no Grade 4 or Grade 5 AEs attributed to rinzimetostat, apalutamide or darolutamide. We expect to report dose optimization data in the first quarter of 2026, and we expect to initiate our first global Phase 3 registrational trial for rinzimetostat in mCRPC in the first half of 2026.
•
Enozertinib (formerly ORIC-114), a brain-penetrant, orally bioavailable, irreversible inhibitor targeting EGFR exon 20 and EGFR atypical mutations, for which we licensed development and commercialization rights from Voronoi with the Voronoi License Agreement. In the fourth quarter of 2021, we filed a CTA in South Korea for enozertinib, which was cleared in the first quarter of 2022. We also filed and cleared an IND with the FDA for enozertinib in the third quarter of 2022. Enozertinib is being evaluated in Phase 1b trials in EGFR exon 20 and PACC mutated NSCLC, which allow enrollment of patients with CNS metastases that are either treated or untreated but asymptomatic. We reported initial Phase 1b data with enozertinib as a monotherapy in patients with EGFR exon 20 mutations at the ESMO Congress in October 2023, which demonstrated both systemic and intracranial activity across multiple dose levels in a heavily pre-treated patient population. In April 2024, we announced the selection of two provisional RP2Ds of enozertinib at 80 mg and 120 mg QD. In December 2025, we reported additional Phase 1b data at the 2025 ESMO Asia Congress in treatment-naïve and in previously treated NSCLC patients with EGFR exon 20 and EGFR atypical mutations. EGFR atypical mutations are a heterogeneous group of non-classical mutations, with PACC mutations comprising the largest subset. Enozertinib achieved highly competitive systemic response rates as well as profound antitumor activity in the CNS in EGFR exon 20 and EGFR PACC patients. Enozertinib also demonstrated a well-tolerated safety profile in

EGFR exon 20 and EGFR atypical patients, with no significant off-target toxicity and manageable on-target toxicity, resulting in low rate of discontinuations. Based on these data, 80 mg QD oral enozertinib has been selected as the monotherapy dose for potential Phase 3 development. In January 2025, we announced that we entered into a clinical trial and supply agreement with Johnson & Johnson to evaluate enozertinib in combination with SC amivantamab for the first line treatment of patients with advanced NSCLC with EGFR exon 20 mutations, and we initiated a Phase 1b trial in the first quarter of 2025. Dosing and follow-up continues in NSCLC patients with exon 20 mutations, including as a monotherapy, in combination with SC amivantamab and in combination with chemotherapy, as well as in NSCLC patients with EGFR PACC mutations as a monotherapy. We expect to report data in the second half of 2026 in 1L NSCLC patients with EGFR exon 20 mutations as a monotherapy and in combination with SC amivantamab, as well as in 1L NSCLC patients with EGFR PACC mutations as a monotherapy.

Beyond these clinical stage product candidates, we have historically engaged in the research and development of multiple discovery stage precision medicines targeting other hallmark cancer resistance mechanisms. On August 12, 2025, we announced a strategic pipeline prioritization to focus operational and financial resources on the continued advancement of our two lead clinical programs, rinzimetostat and enozertinib. This initiative has resulted in a substantial decrease in preclinical research, primarily from the elimination of our discovery research group.

We have incurred significant losses since the commencement of our operations. Our net loss for the year ended December 31, 2025, was $129.5 million and we had an accumulated deficit of $692.2 million as of December 31, 2025. Our losses and accumulated deficit have resulted primarily from costs incurred in connection with research and development activities including in-licensing and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we anticipate these losses will increase significantly as we continue our development of rinzimetostat and enozertinib and any future product candidates through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

On August 12, 2025, we announced a strategic pipeline prioritization to focus operational and financial resources on the continued advancement of our two lead clinical programs, rinzimetostat and enozertinib. This initiative has resulted in a substantial decrease in preclinical research, primarily from the elimination of our discovery research group. This resulted in an approximately 20% workforce reduction and we have incurred a one-time cost of approximately $1.9 million primarily related to termination benefits, including severance and healthcare-related benefits. The workforce reduction was completed in the fourth quarter of 2025.

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

Results of Operations

The following table supplements the discussion below and summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024	Change
Operating expenses:
Research and development	$109,818	$114,072	$(4,254)
General and administrative	33,186	28,823	4,363
Total operating expenses	143,004	142,895	109
Loss from operations	(143,004)	(142,895)	(109)

Other income, net	13,536	15,048	(1,512)

Net loss	$(129,468)	$(127,847)	$(1,621)

Research and Development Expenses

Research and development expenses were $109.8 million for the year ended December 31, 2025, compared to $114.1 million for 2024, a decrease of $4.3 million. The decrease was driven by lower rinzimetostat drug manufacturing costs and lower costs from discontinued programs, offset by higher personnel costs of $7.5 million, including additional non-cash stock-based compensation of $2.1 million, and costs related to the advancement of enozertinib.

The following table summarizes our external and internal costs for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024	Change
External costs:
rinzimetostat	$25,090	$32,106	$(7,016)
enozertinib	30,780	29,313	1,467
Preclinical, other unallocated costs and discontinued costs	15,324	21,528	(6,204)
Total external costs	71,194	82,947	(11,753)
Internal costs	38,624	31,125	7,499
Total research and development expenses	$109,818	$114,072	$(4,254)

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.

General and Administrative Expenses

General and administrative expenses were $33.2 million for the year ended December 31, 2025, compared to $28.8 million for 2024, an increase of $4.4 million. This increase was primarily due to higher personnel costs and professional services, including additional non-cash stock-based compensation of $2.7 million.

Liquidity and Capital Resources

Sources of Liquidity

We previously entered into an ATM sales agreement with Jefferies LLC as our sales agent, to sell shares of our common stock. On March 11, 2024, pursuant to the terms of the ATM sales agreement, we filed a Form S-3ASR and prospectus supplement, to allow us to sell from time to time up to $200.0 million of shares of our common stock in negotiated transactions or transactions deemed to be an ATM offering. During the year ended December 31, 2025, we raised net proceeds in ATM offerings, including participation form healthcare specialist funds, of approximately $117.6 million through the sale of 11,780,032 shares at a weighted average purchase price of $10.13. In January 2026, we raised net proceeds in an ATM offering with participation from a healthcare specialist fund of approximately $20.0 million. We did not raise proceeds under an ATM offering in 2024.

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

Cash Flows

The following table summarizes the sources and uses of our cash (in thousands):

	December 31,
	2025	2024
Net cash used in operating activities	$(110,970)	$(112,662)
Net cash (used in) provided by investing activities	(148,031)	22,137
Net cash provided by financing activities	245,264	126,547
Net (decrease) increase in cash, cash equivalents and restricted cash	$(13,737)	$36,022

Operating Activities

Net cash used in operating activities during the year ended December 31, 2025, of $111.0 million was primarily attributable to our net loss of $129.5 million and $5.5 million in changes to working capital related to timing of payments, offset by non-cash expenses of $24.0 million, which were primarily driven by stock-based compensation offset by accretion of discount on investments.

Net cash used in operating activities during the year ended December 31, 2024, of $112.7 million was primarily attributable to our net loss of $127.8 million, offset by non-cash expenses of $13.2 million, which were primarily driven by stock-based compensation offset by accretion of discount on investments, and $2.0 million in changes to working capital related to timing of payments.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2025, of $148.0 million was primarily attributable to purchases of investments, net of maturities.

Net cash provided by investing activities during the year ended December 31, 2024, of $22.1 million was primarily attributable to maturities of investments, net of purchases.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2025, of $245.3 million was primarily attributable to net proceeds received from our private placement in May 2025 of $124.4 million, net proceeds from our ATM offerings of $117.6 million and proceeds received from stock option exercises and common stock issued under our ESPP.

Net cash provided by financing activities during the year ended December 31, 2024, of $126.5 million was primarily attributable to net proceeds received in connection with our private placement in January 2024 of $124.8 million and proceeds received from stock option exercises and common stock issued under our ESPP.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2025, consist of future payments under our operating leases. See Note 8 to our audited financial statements for detail regarding our operating leases.

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

Transition from Emerging Growth Company Status and Smaller Reporting Company Status

On December 31, 2025, we ceased to be an “emerging growth company (EGC)”, as defined in the JOBS Act, due to the occurrence of the fifth anniversary of our initial public offering in April 2025. Accordingly, we may no longer take advantage of EGC-related reduced reporting requirements that are otherwise applicable to public companies. EGC status also exempted us from having to provide an auditor attestation of internal control over financial reporting under Sarbanes-Oxley Act Section 404(b).

On December 31, 2025, we also ceased to be a “smaller reporting company” as defined in the Exchange Act because the market value of our stock held by non-affiliates exceeded $700 million as of June 30, 2025. However, we are complying with certain of the scaled disclosure requirements available to smaller reporting companies in this Annual Report (including, for example, presenting only the two most recent fiscal years of audited consolidated financial statements), which we are permitted to do under SEC rules because we were a smaller reporting company in 2025. As a result, the information that we provide to our stockholders may be different than the information you might receive from other public reporting companies in which you hold equity interests.

Due to the loss of EGC and smaller reporting company status as of December 31, 2025, we expect our public company compliance costs to increase.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing the income we receive without significantly increasing risk. To achieve this objective, we may invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years, in accordance with an investment policy approved by our audit committee. Some of the financial instruments that we invest in could be subject to market risk, meaning that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include a variety of securities, including money market funds, government debt securities, certificates of deposit and commercial paper, all with various maturity dates. As of December 31, 2025, we had cash equivalents and investments of $392.3 million, consisting of interest-bearing money market funds, certificates of deposit, securities issued by the U.S. Treasury and marketable debt instruments of government sponsored enterprises. Due to the nature of our cash equivalents and investments, an immediate 100 basis point change in interest rates would not have a material effect on their fair market value.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ORIC Pharmaceuticals, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California
February 23, 2026

ORIC PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$45,669	$59,406
Short-term investments	235,819	196,554
Prepaid expenses and other current assets	6,978	6,290
Total current assets	288,466	262,250

Long-term investments	110,762	—
Property and equipment, net	2,415	2,924
Other assets	7,247	8,968
Total assets	$408,890	$274,142

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$3,824	$1,548
Accrued liabilities	16,593	23,298
Total current liabilities	20,417	24,846

Other long-term liabilities	4,111	6,174
Total liabilities	24,528	31,020

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 98,528,949 and 71,021,855 shares issued and outstanding at December 31, 2025 and 2024, respectively	11	7
Additional paid-in capital	1,075,807	805,510
Accumulated deficit	(692,242)	(562,774)
Accumulated other comprehensive income	786	379
Total stockholders' equity	384,362	243,122
Total liabilities and stockholders' equity	$408,890	$274,142

See accompanying notes to financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024
Operating expenses:
Research and development	$109,818	$114,072
General and administrative	33,186	28,823
Total operating expenses	143,004	142,895
Loss from operations	(143,004)	(142,895)

Other income, net	13,536	15,048
Net loss	$(129,468)	$(127,847)
Other comprehensive income:
Unrealized gain on investments	407	121
Comprehensive loss	$(129,061)	$(127,726)
Net loss per share, basic and diluted	$(1.47)	$(1.83)
Weighted-average shares outstanding, basic and diluted	87,793,801	69,727,940

See accompanying notes to financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2023	54,865,553	$6	$658,751	$(434,927)	$258	$224,088
Issuance of common stock, net	12,500,000	1	124,831	—	—	124,832
Exercise of pre-funded warrants	2,857,104	—	—	—	—	—
Exercise of common stock options	152,211	—	631	—	—	631
Issuance of common stock upon vesting of RSUs	306,850	—	—	—	—	—
Issuance of common stock from ESPP	340,137	—	1,084	—	—	1,084
Stock-based compensation expense	—	—	20,213	—	—	20,213
Unrealized gain on investments	—	—	—	—	121	121
Net loss	—	—	—	(127,847)	—	(127,847)
Balance at December 31, 2024	71,021,855	$7	$805,510	$(562,774)	$379	$243,122
Issuance of common stock and pre-funded warrants, net	25,910,345	3	241,969	—	—	241,972
Exercise of pre-funded warrants	636,887	—	—	—	—	—
Exercise of common stock options	390,055	1	1,978	—	—	1,979
Issuance of common stock upon vesting of RSUs	395,252	—	—	—	—	—
Issuance of common stock from ESPP	174,555	—	1,313	—	—	1,313
Stock-based compensation expense	—	—	25,037	—	—	25,037
Unrealized gain on investments	—	—	—	—	407	407
Net loss	—	—	—	(129,468)	—	(129,468)
Balance at December 31, 2025	98,528,949	$11	$1,075,807	$(692,242)	$786	$384,362

See accompanying notes to financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(129,468)	$(127,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,220	1,107
Stock-based compensation expense	25,037	20,213
Accretion of discount on investments, net	(2,300)	(8,103)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,787	143
Accounts payable and accrued other liabilities	(7,246)	1,825
Net cash used in operating activities	(110,970)	(112,662)

Cash flows from investing activities:
Acquisitions of property and equipment	(712)	(1,188)
Purchases of investments	(399,819)	(251,920)
Maturities of investments	252,500	275,245
Net cash (used in) provided by investing activities	(148,031)	22,137

Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants	244,369	125,000
Issuance costs associated with financings	(2,397)	(168)
Proceeds from issuance of common stock under ESPP	1,313	1,084
Proceeds from stock option exercises	1,979	631
Net cash provided by financing activities	245,264	126,547

Net (decrease) increase in cash, cash equivalents and restricted cash	(13,737)	36,022

Cash, cash equivalents and restricted cash at beginning of period	59,897	23,875
Cash, cash equivalents and restricted cash at end of period	$46,160	$59,897

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

Since inception, the Company has devoted its primary efforts to raising capital, internal research and development activities and business development efforts and has incurred significant operating losses and negative cash flows from operations. In August 2020, the Company licensed from Mirati Therapeutics, Inc. development and commercialization rights to an allosteric inhibitor program directed towards the polycomb repressive complex 2 (PRC2) and in October 2020, the Company licensed from Voronoi Inc. development and commercialization rights to a brain-penetrant, orally bioavailable, irreversible inhibitor designed to selectively target epidermal growth factor receptor (EGFR) and human epidermal growth factor receptor 2 (HER2) with high potency against exon 20 mutations.

As of December 31, 2025, the Company had an accumulated deficit of $692.2 million. Through December 31, 2025, all of the Company’s financial support has been provided by proceeds from the issuance of common stock and convertible preferred stock.

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

Strategic Pipeline Prioritization

On August 12, 2025, the Company announced a strategic pipeline prioritization to focus operational and financial resources on the continued advancement of its two lead clinical programs, rinzimetostat (formerly ORIC-944) and enozertinib (formerly ORIC-114). This initiative has resulted in a substantial decrease in preclinical research, primarily from the elimination of the Company’s discovery research group. This resulted in an approximately 20% workforce reduction and the Company has incurred a one-time cost of approximately $1.9 million primarily related to termination benefits, including severance and healthcare-related benefits. The workforce reduction was completed in the fourth quarter of 2025.

At-The-Market Sales Agreement and Offering

The Company previously entered into an “at the market” (ATM) sales agreement with Jefferies LLC as the Company’s sales agent, to sell shares of the Company’s common stock. On March 11, 2024, pursuant to the terms of the ATM sales agreement, the Company filed a Form S-3ASR and prospectus supplement, to allow the Company to sell from time to time up to $200.0 million of shares of the Company’s common stock in negotiated transactions or transactions deemed to be an ATM offering. During the year ended December 31, 2025, the Company raised net proceeds in ATM offerings, including participation from healthcare specialist funds, of approximately $117.6 million through the sale of 11,780,032 shares at a weighted average purchase price of $10.13. In January 2026, the Company raised net proceeds in an ATM offering with participation from a healthcare specialist fund of approximately $20.0 million. The Company did not raise proceeds under an ATM offering in 2024.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The accompanying financial statements include all known adjustments necessary for a fair presentation of the results as required by GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the year ended December 31, 2025, are not necessarily indicative of future results.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the balance sheet to the total of the amount presented in the statement of cash flows, in thousands:

	December 31,
	2025	2024
Cash and cash equivalents	$45,669	$59,406
Restricted cash included in other assets	491	491
Total cash, cash equivalents and restricted cash	$46,160	$59,897

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

Impairment of Property and Equipment

The Company accounts for the impairment of long-lived assets by reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted-cash-flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. The Company did not recognize impairment losses for the years ended December 31, 2025 and 2024.

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

As of December 31, 2025 and 2024, the Company maintained valuation allowances against its deferred tax assets as the Company concluded it had not met the “more likely than not” to be realized threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes would result in a change in the effective tax rate.

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

The fair value of stock options is estimated using a Black-Scholes Merton valuation model on the date of grant. This method requires certain assumptions be used as inputs, such as a risk-free interest rate, expected volatility of the Company’s common stock and expected term of the option before exercise. The risk-free interest rate is based on U.S. Treasury instruments with maturities similar to the expected term. The expected volatility is computed using historical volatility for a period equal to the expected term. Given the limited period of time the Company's stock has been traded, expected volatility is based on the Company's historical volatility and the historical volatility of a group of similar companies that are publicly traded for any stock options with an expected term that is longer than the Company's publicly traded history. The expected term represents the length of time the stock options are expected to be outstanding. Because the Company does not have sufficient exercise behavior, it determines the expected term assumption using the simplified method, which is an average of the contractual term of the option and its vesting period. Options granted have a maximum contractual term of ten years.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts).

	Years Ended December 31,
	2025	2024
Numerator
Net loss	$(129,468)	$(127,847)
Denominator
Weighted average shares outstanding used in computing net loss per share, basic and diluted	87,793,801	69,727,940
Net loss per share, basic and diluted	$(1.47)	$(1.83)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	December 31,
	2025	2024
Options to purchase common stock	13,902,239	11,249,452
Non-vested restricted stock units	582,533	462,507
Total	14,484,772	11,711,959

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures, which does not change accounting for income taxes but requires new disclosures focusing on the effective rate reconciliation and taxes paid. The Company adopted the standard and applied the disclosure requirements on a prospective basis for the year ended December 31, 2025. Adoption of this ASU did not have a material impact on the financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220 -40): Disaggregation of Income Statement Expenses, which is intended to enhance expense disclosures by requiring additional information about specific expense categories in the notes to the financial statements. The standard is effective, as clarified by ASU 2025-01, for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The standard may be adopted prospectively or retrospectively. The Company is currently evaluating the impact of the standard on its financial statements and related disclosures.

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

On July 10, 2024, the Company entered into a clinical trial collaboration and supply agreement with Johnson & Johnson, to evaluate rinzimetostat in combination with Erleada® (apalutamide), Johnson & Johnson’s androgen receptor (AR) inhibitor. The Company will continue to conduct and sponsor the ongoing Phase 1b clinical trial, and Johnson & Johnson will provide apalutamide for the trial. The Company maintains full economic ownership and control of rinzimetostat.

Bayer collaboration

On May 14, 2024, the Company entered into a clinical trial collaboration and supply agreement with Bayer Consumer Care AG (Bayer), as amended effective October 23, 2024, to evaluate rinzimetostat in combination with Nubeqa® (darolutamide), Bayer’s AR inhibitor. The Company will continue to conduct and sponsor the ongoing Phase 1b clinical trial, and Bayer will provide darolutamide for the trial. The Company maintains full economic ownership and control of rinzimetostat.

Voronoi License Agreement

On October 19, 2020, the Company entered into a license and collaboration agreement (Voronoi License Agreement) with Voronoi Inc. (Voronoi). The Voronoi License Agreement gives the Company access to Voronoi’s preclinical stage EGFR exon 20 mutation program, including a lead product candidate now designated as enozertinib. Under the Voronoi License Agreement, Voronoi granted the Company an exclusive, sublicensable license under Voronoi’s rights to certain patent applications directed to certain small molecule compounds that bind to EGFR with one or more exon 20 mutations and certain related know-how, in each case, to develop and commercialize certain licensed compounds and licensed products incorporating any such compound in the ORIC Territory, defined as worldwide other than in the People’s Republic of China, Hong Kong, Macau and Taiwan. Pursuant to an amendment to the Voronoi License Agreement that the Company entered into with Voronoi on March 20, 2024, the Company also obtained the right to conduct and control certain clinical trials for the licensed products at specified clinical sites within Voronoi’s territory to support the development and commercialization of licensed products in the ORIC Territory. Under the Voronoi License Agreement, Voronoi had the right to perform certain mutually agreed upon development activities. Except for Voronoi's right to participate in such development activities, the Company is wholly responsible for development and commercialization of licensed products in the ORIC Territory. In addition, the Company is obligated to use commercially reasonable efforts to develop and commercialize at least one licensed product in certain major markets in the ORIC Territory.

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

Mirati License Agreement

On August 3, 2020, the Company entered into a license agreement (Mirati License Agreement) with Mirati Therapeutics, Inc. (Mirati). Under the Mirati License Agreement, Mirati granted the Company a worldwide, exclusive, sublicensable, royalty-free license under Mirati’s rights to certain patents and patent applications directed to certain small molecule compounds that bind to and inhibit PRC2 and certain related know-how, in each case, to develop and commercialize certain licensed compounds and licensed products incorporating any such compounds. Under the Mirati License Agreement, the Company is wholly responsible for development and commercialization of licensed products. In addition, the Company is obligated to use commercially reasonable efforts to develop and commercialize at least one licensed product in certain major markets.

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

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Lab equipment	$7,012	$7,386
Leasehold improvements	2,065	2,043
Computer hardware and software	292	274
Furniture and fixtures	697	697
Total property and equipment, gross	10,066	10,400
Less accumulated depreciation	(7,651)	(7,476)
Total property and equipment, net	$2,415	$2,924

Depreciation expense was $1.2 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued clinical and manufacturing costs	$4,303	$11,808
Accrued compensation	8,094	7,648
Operating lease liabilities - short-term	3,330	3,183
Other accruals	866	659
Total accrued liabilities	$16,593	$23,298

6. Investments

The Company's available-for-sale investments consisted of the following (in thousands):

December 31, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term
U.S. treasury securities	$235,263	$556	$—	$235,819
Short-term investments	$235,263	$556	$—	$235,819

Long-term
U.S. treasury securities	$110,532	$234	$(4)	$110,762
Long-term investments	$110,532	$234	$(4)	$110,762

December 31, 2024
Short-term
U.S. treasury securities	$196,175	$379	$—	$196,554
Short-term investments	$196,175	$379	$—	$196,554

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of December 31, 2025 and December 31, 2024. Credit loss is limited due to the nature of the investments.

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

Following are the major categories of assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
December 31, 2025
Money market funds (1)	$45,669	$45,669	$—	$—	$45,669
U.S. treasury securities	346,581	346,581	—	—	346,581
Total	$392,250	$392,250	$—	$—	$392,250
December 31, 2024
Money market funds (1)	$59,406	$59,406	$—	$—	$59,406
U.S. treasury securities	196,554	196,554	—	—	196,554
Total	$255,960	$255,960	$—	$—	$255,960

(1) Included in cash and cash equivalents in accompanying balance sheets.

No transfers between levels occurred during either of the reporting periods presented.

8. Leases

Operating Leases

The Company has an operating lease for office and laboratory space in South San Francisco, California that ends in May 2028 with an option to renew for an additional one-year term. The Company also has an operating lease for office space in San Diego, California through February 2028 with an option to renew for one period of two years.

Following contains information related to the Company's leases (in thousands, except for weighted-average information):

	Years Ended December 31,
	2025	2024
Lease costs and cash paid:
Operating lease costs	$3,112	$2,829
Cash paid for operating leases	$3,307	$2,919

	December 31,
	2025	2024
Lease assets:
Right-of-use assets included in other assets	$6,658	$8,380

Lease liabilities:
Lease liabilities included in accrued liabilities	$3,330	$3,183
Lease liabilities included in other long-term liabilities	4,111	6,174
Total lease liabilities	$7,441	$9,357

Supplemental weighted- average information:
Weighted-average discount rate	8.4%	8.3%
Weighted-average remaining lease term (years)	2.3	3.2

Future lease payments of operating lease liabilities as of December 31, 2025, were as follows (in thousands):

Year ending December 31,	Operating Leases
2026	$3,455
2027	3,503
2028	1,182
2029	—
2030	—
Thereafter	—
Total minimum lease payments	8,140
Less: interest	699
Present value of lease liabilities	$7,441

9. Stockholders' Equity and Stock-Based Compensation

As of December 31, 2025, there were 2,154,209 shares available for future issuance under the 2020 Equity Incentive Plan and 695,377 shares available for future issuance under the 2022 Inducement Equity Incentive Plan. The 2020 Equity Incentive Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors and consultants of the Company. The number of shares of the Company’s common stock available for issuance under the 2020 Equity Incentive Plan will automatically increase on the first day of each fiscal year in an amount equal to the lessor of (1) 2,656,500 shares, (2) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (3) such other amount as determined by the Company’s Board of Directors. The 2022 Inducement Equity Incentive Plan provides for the grants of equity-based awards to individuals not previously employees or non-employee directors of the Company.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations and comprehensive loss for the periods presented (in thousands):

	Years Ended December 31,
	2025	2024
Research and development	$10,721	$8,624
General and administrative	14,316	11,589
Total stock-based compensation expense	$25,037	$20,213

Stock Options

The following table summarizes the stock option activity for the year ended December 31, 2025:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	11,249,452	$5.87
Granted	3,534,498	$8.48
Exercised	(390,055)	$5.07
Forfeited and cancelled	(491,656)	$7.90
Outstanding at December 31, 2025	13,902,239	$6.49	7.0	$30,732
Exercisable at December 31, 2025	8,493,343	$5.38	6.1	$27,849

The total intrinsic value of options exercised was $2.3 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively.

The fair value of stock option awards to employees, executives, directors, and other service providers was estimated at the date of grant using the Black-Scholes Merton option pricing model with the following assumptions.

	Years Ended December 31,
	2025	2024
Risk-free interest rate	3.77% - 4.43%	3.56% - 4.64%
Expected volatility	83.11% - 85.76%	84.40% - 86.31%
Expected term (in years)	5.50 - 6.08	5.50 - 6.08
Expected dividend yield	0%	0%

The weighted-average grant-date fair value of options granted was $6.22 and $6.93 for the years ended December 31, 2025 and 2024, respectively.

The Company recognized stock-based compensation expense related to the vesting of stock options of $21.0 million and $16.7 million for the years ended December 31, 2025 and 2024, respectively. Total unrecognized compensation expense related to outstanding unvested stock-option awards as of December 31, 2025, was $29.8 million, which is expected to be recognized over a weighted-average remaining service period of 2.5 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the year ended December 31, 2025:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2024	462,507	$8.46
Granted	589,684	$8.59
Vested	(395,252)	$7.96
Forfeited	(74,406)	$8.26
Outstanding at December 31, 2025	582,533	$8.96

The Company recognized stock-based compensation expense related to the vesting of restricted stock units of $3.3 million and $2.6 million for the years ended December 31, 2025 and 2024, respectively. Total unrecognized compensation expense related to restricted stock units as of December 31, 2025, was $4.8 million, which is expected to be recognized over a weighted-average remaining service period of 1.9 years.

Employee Stock Purchase Plan

As of December 31, 2025, there were 1,157,706 shares available for future issuance under the 2020 Employee Stock Purchase Plan (ESPP). The number of shares of common stock available for issuance under the ESPP will automatically increase on the first day of each fiscal year in an amount equal to the lessor of (1) 500,000 shares, (2) 1% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (3) such other amount as determined by the Company’s Board of Directors. The Company recognized stock-based compensation expense related to the ESPP of $0.7 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively.

Pre-funded Warrants

In May 2025, the Company completed a private placement in which it sold 14,130,313 shares of common stock together with pre-funded warrants to purchase 5,100,532 shares of common stock with an exercise price of $0.0001 per share of common stock. Each pre-funded warrant was immediately exercisable and will remain exercisable until exercised in full. The Company performed an assessment upon issuance of the pre-funded warrants to determine proper classification in the financial statements based on the specific terms of the pre-funded warrants. The Company determined the pre-funded warrants met all the criteria for equity classification and recorded them in additional paid-in capital. There were 4,463,636 pre-funded warrants that remained outstanding and unexercised as of December 31, 2025.

10. Income Tax

Recently, legislation commonly known as the One Big Beautiful Bill Act (OBBBA) was signed into law in July 2025, which enacts significant changes to U.S tax and related laws, including but not limited to current deduction of domestic research expenses, increasing the limit of the deduction of interest expense to thirty percent of EBITDA and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. There were no changes to the Company’s tax expense or effective income tax rate given the Company’s valuation allowance position.

In accordance with the recently and prospectively adopted ASU 2023-09, Improvements to Income Tax Disclosures, significant components of the Company’s provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate for the year ended December 31, 2025 were as follows (in thousands, except percentages):

	2025
	Amount	Percentage
Statutory rate	$(27,188)	21.00%
State taxes, net of federal benefit (1)	(186)	0.14%
Tax credits
Federal research and development credit	(5,196)	4.01%
Changes in valuation allowance	30,433	(23.50)%
Nontaxable or nondeductible items	1,189	(0.92)%
Other adjustments
Other	(17)	0.01%
Change in unrecognized tax benefits	965	(0.74)%
Provisions for income taxes	$—	—%

(1) State taxes in California for 2025 made up the majority (greater than 50%) of the tax effect in this category.

Significant components of the Company’s provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate for the year ended December 31, 2024 were as follows (in thousands):

2024
Amount
Statutory rate	$(26,849)
State tax	(8,691)
Other permanent items	132
Research and development credit	(4,989)
Change in valuation allowance	39,631
Stock-based compensation	766
Provisions for income taxes	$—

Significant components of the Company’s deferred taxes were as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$129,331	$90,687
Research and development credits	24,630	19,058
Stock-based compensation	18,523	14,424
Accruals and other	2,130	2,003
Intangible assets	5,592	6,152
Capitalized research expense	32,427	40,206
Lease liability	2,082	2,619
Gross deferred tax assets	214,715	175,149
Less valuation allowance	(212,603)	(172,562)
Total deferred tax assets	2,112	2,587

Deferred tax liabilities:
Property and equipment	(29)	(136)
Right-of-use assets	(1,863)	(2,345)
Other	(220)	(106)
Total deferred tax liabilities	(2,112)	(2,587)
Deferred income taxes, net	$—	$—

A valuation allowance of $212.6 million at December 31, 2025, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. The valuation allowance increased by $40.0 million during the year ended December 31, 2025.

As of December 31, 2025, the Company had available net operating loss (NOL) carryforwards of $424.3 million. Of the $424.3 million of NOL carryforwards, $41.6 million begin to expire in 2034 and $382.7 million do not expire. The Company also has available California NOL carryforwards of approximately $573.9 million as of December 31, 2025, which begin to expire in 2034. In addition, the Company has federal and California research and development (R&D) credit carryforwards totaling $21.7 million and $9.4 million, respectively. The federal credits begin to expire in 2034 unless previously utilized, while the state credits do not expire.

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

The following table summarizes the activity related to the Company's gross unrecognized tax benefits (in thousands):

	For the Year Ended December 31,
	2025	2024
Beginning balance	$3,737	$2,811
Increases related to current year tax positions	1,037	926
Ending balance	$4,774	$3,737

As of December 31, 2025, the Company had gross unrecognized tax benefits of $4.8 million, none of which would affect the effective tax rate if recognized. The Company’s policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. The Company had no accrual for interest or penalties on its balance sheets at December 31, 2025 and has not recognized interest and/or penalties in its statement of operations for the year ended December 31, 2025.

The Company is subject to taxation in the United States and California. The Company is not currently under examination by any taxing authorities. Due to the carryover of tax attributes, the statute of limitations is currently open for tax years since inception.

11. Employee Benefit Plan

The Company has a defined-contribution 401(k) plan for employees. Employees are eligible to participate in the plan beginning on the first day of the month following date of hire. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation. The Company matches employee contributions as permitted by the plan and may make an additional discretionary match as determined by the Company's board of directors. The Company's cost related to the 401(k) plan was $0.9 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2025, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption for “non-accelerated filers.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is KPMG LLP, San Diego, CA, Auditor Firm ID:185.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary.

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39269	3.1	4/28/20

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39269	3.1	3/24/23

4.1	Specimen Common Stock Certificate of the Registrant	S-1/A	333-236792	4.2	4/20/20

4.2	Description of the Registrant’s securities	10-K	001-39269	4.3	3/21/22

4.3	Form of Pre-Funded Warrant	8-K	001-39269	4.1	5/28/25

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-236792	10.1	2/28/20

10.2+	2014 Equity Incentive Plan, as amended, and forms of agreement thereunder	S-1	333-236792	10.2	2/28/20

10.3+	2020 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-236792	10.3	4/20/20

10.4+	2020 Employee Stock Purchase Plan and forms of agreements thereunder	10-Q	001-39269	10.2	11/8/21

10.5+	Employment Letter between the Registrant and Jacob M. Chacko, M.D.	S-1	333-236792	10.5	2/28/20

10.6+	Employment Letter between the Registrant and Pratik Multani, M.D.	S-1	333-236792	10.6	2/28/20

10.7+	Employment Letter between the Registrant and Dominic Piscitelli	S-1	333-236792	10.7	2/28/20

10.8+	Executive Incentive Compensation Plan	S-1	333-236792	10.8	2/28/20

10.9+	Change in Control and Severance Policy	S-1	333-236792	10.9	2/28/20

10.10+	Amended and Restated Outside Director Compensation Policy				Filed herewith

10.11	Lease between the Registrant and Britannia Pointe Grand Limited Partnership, dated June 5, 2015	S-1	333-236792	10.11	2/28/20

10.12	First Amendment to Lease between the Registrant and Britannia Pointe Grand Limited Partnership, dated August 12, 2021	8-K	001-39269	10.1	8/16/21

10.13+	Amended and Restated 2022 Inducement Equity Incentive Plan, and form agreements thereunder	8-K	001-39269	10.1	3/14/25

10.14#	License Agreement between the Registrant and Mirati Therapeutics, Inc., dated as of August 3, 2020.	10-Q	001-39269	10.2	5/9/22

10.15#	License and Collaboration Agreement between the Registrant and Voronoi, Inc., dated as of October 19, 2020.	10-Q	001-39269	10.3	5/9/22

10.16	Amendment No.1 to the License and Collaboration Agreement between the Registrant and Voronoi Inc., effective March 20, 2024	10-Q	001-39269	10.1	5/6/24

10.17	Open Market Sales AgreementSM by and between the Registrant and Jefferies LLC, dated May 6, 2021	8-K	001-39269	1.1	5/6/21

10.18	Securities Purchase Agreement, dated June 24, 2023	8-K	001-39269	10.1	6/27/23

10.19	Stock Purchase Agreement, dated January 20, 2024	8-K	001-39269	10.1	1/22/24

10.20	Securities Purchase Agreement, dated May 23, 2025	8-K	001-39269	10.1	5/28/25

19.1	Insider Trading Policy, as amended	10-K	001-39269	19.1	2/18/25

23.1	Consent of Independent Registered Public Accounting Firm				Filed herewith

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)				Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith

97.1+	Compensation Recovery Policy	10-K	001-39269	97.1	3/11/24

101.INS	Inline XBRL Instance Document				Furnished herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document				Furnished herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Furnished herewith

+	Indicates management contract or compensatory plan.
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

ORIC Pharmaceuticals, Inc.

Date: February 23, 2026	By:	/s/ Jacob M. Chacko
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

Signature	Title	Date

/s/ Jacob M. Chacko	President and Chief Executive Officer	February 23, 2026
Jacob M. Chacko, M.D.

/s/ Dominic Piscitelli	Chief Financial Officer	February 23, 2026
Dominic Piscitelli

/s/ Richard Heyman	Chair of the Board of Directors	February 23, 2026
Richard Heyman, Ph.D.

/s/ Mardi Dier	Director	February 23, 2026
Mardi Dier

/s/ Steven Hoerter	Director	February 23, 2026
Steven Hoerter

/s/ Lori Kunkel	Director	February 23, 2026
Lori Kunkel, M.D.

/s/ Angie You	Director	February 23, 2026
Angie You, Ph.D.