Form 10-Q
period 2026-03-31
Oric Pharmaceuticals, Inc.
filed 2026-05-04
CIK 1796280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 27, 2026, the registrant had 103,517,562 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the timing, progress and results of preclinical studies and clinical trials for rinzimetostat, enozertinib and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
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

iii

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ORIC PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,396	$45,669
Short-term investments	225,536	235,819
Prepaid expenses and other current assets	8,301	6,978
Total current assets	290,233	288,466

Long-term investments	137,779	110,762
Property and equipment, net	2,147	2,415
Other assets	6,603	7,247
Total assets	$436,762	$408,890

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$2,895	$3,824
Accrued liabilities	14,876	16,593
Total current liabilities	17,771	20,417

Other long-term liabilities	3,434	4,111
Total liabilities	21,205	24,528

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 103,486,412 and 98,528,949 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	11	11
Additional paid-in capital	1,143,845	1,075,807
Accumulated deficit	(728,009)	(692,242)
Accumulated other comprehensive (loss) income	(290)	786
Total stockholders' equity	415,557	384,362
Total liabilities and stockholders' equity	$436,762	$408,890

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$31,437	$24,640
General and administrative	8,182	8,078
Total operating expenses	39,619	32,718
Loss from operations	(39,619)	(32,718)

Other income, net	3,852	2,697
Net loss	$(35,767)	$(30,021)
Other comprehensive loss:
Unrealized loss on investments	(1,076)	(170)
Comprehensive loss	$(36,843)	$(30,191)
Net loss per share, basic and diluted	$(0.34)	$(0.42)
Weighted-average shares outstanding, basic and diluted	105,472,766	71,040,580

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2025	98,528,949	$11	$1,075,807	$(692,242)	$786	$384,362
Issuance of common stock, net	4,698,400	—	59,888	—	—	59,888
Exercise of common stock options	253,847	—	1,252	—	—	1,252
Issuance of common stock upon vesting of RSUs	5,216	—	—	—	—	—
Stock-based compensation expense	—	—	6,898	—	—	6,898
Unrealized loss on investments	—	—	—	—	(1,076)	(1,076)
Net loss	—	—	—	(35,767)	—	(35,767)
Balance at March 31, 2026	103,486,412	$11	$1,143,845	$(728,009)	$(290)	$415,557

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2024	71,021,855	$7	$805,510	$(562,774)	$379	$243,122
Exercise of common stock options	53,009	—	253	—	—	253
Issuance of common stock upon vesting of RSUs	3,647	—	—	—	—	—
Stock-based compensation expense	—	—	6,554	—	—	6,554
Unrealized loss on investments	—	—	—	—	(170)	(170)
Net loss	—	—	—	(30,021)	—	(30,021)
Balance at March 31, 2025	71,078,511	$7	$812,317	$(592,795)	$209	$219,738

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(35,767)	$(30,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	270	302
Stock-based compensation expense	6,898	6,554
Amortization of premium (accretion of discount) on investments, net	162	(882)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(679)	(575)
Accounts payable and accrued other liabilities	(3,322)	(7,911)
Net cash used in operating activities	(32,438)	(32,533)

Cash flows from investing activities:
Acquisitions of property and equipment	(2)	(387)
Purchases of investments	(77,973)	(64,663)
Maturities of investments	60,000	87,500
Net cash (used in) provided by investing activities	(17,975)	22,450

Cash flows from financing activities:
Proceeds from issuance of common stock	60,881	—
Issuance costs associated with financings	(993)	—
Payment of deferred issuance costs	—	(242)
Proceeds from stock option exercises	1,252	253
Net cash provided by financing activities	61,140	11

Net increase (decrease) in cash, cash equivalents and restricted cash	10,727	(10,072)

Cash, cash equivalents and restricted cash at beginning of period	46,160	59,897
Cash, cash equivalents and restricted cash at end of period	$56,887	$49,825

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the balance sheets to the amounts shown in the statements of cash flows above, in thousands:

	March 31,
	2026	2025
Cash and cash equivalents	$56,396	$49,334
Restricted cash included in other assets	491	491
Total cash, cash equivalents and restricted cash	$56,887	$49,825

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

Since inception, the Company has devoted its primary efforts to raising capital, internal research and development activities and business development efforts, and has incurred significant operating losses and negative cash flows from operations. In August 2020, the Company licensed from Mirati Therapeutics, Inc. (Mirati) development and commercialization rights to an allosteric inhibitor program directed towards the polycomb repressive complex 2 (PRC2) and in October 2020, the Company licensed from Voronoi Inc. (Voronoi) development and commercialization rights to a brain-penetrant, orally bioavailable, irreversible inhibitor designed to selectively target epidermal growth factor receptor (EGFR) with high potency against exon 20 insertion mutations.

As of March 31, 2026, the Company had an accumulated deficit of $728.0 million. Through March 31, 2026, all of the Company’s financial support has been provided by proceeds from the issuance of common stock and convertible preferred stock.

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

Strategic Pipeline Prioritization

On August 12, 2025, the Company announced a strategic pipeline prioritization to focus operational and financial resources on the continued advancement of its two lead clinical programs, rinzimetostat and enozertinib. This initiative has resulted in a substantial decrease in preclinical research, primarily from the elimination of the Company’s discovery research group. This resulted in an approximately 20% workforce reduction and the Company has incurred a one-time cost of approximately $1.9 million primarily related to termination benefits, including severance and healthcare-related benefits. The workforce reduction was completed in the fourth quarter of 2025.

At-The-Market Sales Agreement and Offering

The Company previously entered into an “at the market” (ATM) sales agreement with Jefferies LLC as the Company’s sales agent, to sell shares of the Company’s common stock. On February 23, 2026, pursuant to the terms of the ATM sales agreement, the Company filed a prospectus supplement to its Form S-3ASR filed on March 11, 2024, to allow the Company to sell from time to time up to $200.0 million of shares of the Company’s common stock in negotiated transactions or transactions deemed to be an ATM offering. During the three months ended March 31, 2026, the Company raised net proceeds in ATM offerings, including participation from healthcare specialist funds, of approximately $59.9 million through the sale of 4,698,400 shares at a weighted average purchase price of $12.96. There were no proceeds raised in ATM offerings for the same period in 2025.

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

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the Annual Report). Furthermore, the Company’s significant accounting policies are disclosed in the audited financial statements for the periods ended December 31, 2025 and 2024, included in the Annual Report. Since the date of those financial statements, there have been no changes to its significant accounting policies.

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

Voronoi License Agreement

On October 19, 2020, the Company entered into a license and collaboration agreement (Voronoi License Agreement) with Voronoi. The Voronoi License Agreement gives the Company access to Voronoi’s preclinical stage EGFR exon 20 insertion mutation program, including a lead product candidate now designated as enozertinib. Under the Voronoi License Agreement, Voronoi granted the Company an exclusive, sublicensable license under Voronoi’s rights to certain patent applications directed to certain small molecule compounds that bind to EGFR with one or more exon 20 insertion mutations and certain related know-how, in each case, to develop and commercialize certain licensed compounds and licensed products incorporating any such compound in the ORIC Territory, defined as worldwide other than in the People’s Republic of China, Hong Kong, Macau and Taiwan. Pursuant to an amendment to the Voronoi License Agreement that the Company entered into with Voronoi on March 20, 2024, the Company also obtained the right to conduct and control certain clinical trials for the licensed products at specified clinical sites within Voronoi’s territory to support the development and commercialization of licensed products in the ORIC Territory. Under the Voronoi License Agreement, Voronoi had the right to perform certain mutually agreed upon development activities. Except for Voronoi's right to participate in such development activities, the Company is wholly responsible for development and commercialization of licensed products in the ORIC Territory. In addition, the Company is obligated to use commercially reasonable efforts to develop and commercialize at least one licensed product in certain major markets in the ORIC Territory.

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

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Lab equipment	$7,014	$7,012
Leasehold improvements	2,065	2,065
Computer hardware and software	292	292
Furniture and fixtures	697	697
Total property and equipment, gross	10,068	10,066
Less accumulated depreciation	(7,921)	(7,651)
Total property and equipment, net	$2,147	$2,415

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued clinical and manufacturing costs	$6,901	$4,303
Accrued compensation	3,804	8,094
Operating lease liabilities - short-term	3,296	3,330
Other accruals	875	866
Total accrued liabilities	$14,876	$16,593

6. Investments

The Company's available-for-sale investments consisted of the following (in thousands):

March 31, 2026	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term
U.S. treasury securities	$225,370	$189	$(23)	$225,536
Short-term investments	$225,370	$189	$(23)	$225,536

Long-term
U.S. treasury securities	$138,235	$2	$(458)	$137,779
Long-term investments	$138,235	$2	$(458)	$137,779

December 31, 2025
Short-term
U.S. treasury securities	$235,263	$556	$—	$235,819
Short-term investments	$235,263	$556	$—	$235,819

Long-term
U.S. treasury securities	$110,532	$234	$(4)	$110,762
Long-term investments	$110,532	$234	$(4)	$110,762

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of March 31, 2026 and December 31, 2025. Credit loss is limited due to the nature of the investments.

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

Following are the major categories of assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
March 31, 2026
Money market funds (1)	$56,396	$56,396	$—	$—	$56,396
U.S. treasury securities	363,315	363,315	—	—	363,315
Total	$419,711	$419,711	$—	$—	$419,711
December 31, 2025
Money market funds (1)	$45,669	$45,669	$—	$—	$45,669
U.S. treasury securities	346,581	346,581	—	—	346,581
Total	$392,250	$392,250	$—	$—	$392,250

(1) Included in cash and cash equivalents in accompanying balance sheets.

No transfers between levels occurred during either of the reporting periods presented.

8. Stockholders’ Equity and Stock-Based Compensation

As of March 31, 2026, there were 1,247,876 shares available for future issuance under the 2020 Equity Incentive Plan and 507,066 shares available for future issuance under the 2022 Inducement Equity Incentive Plan. The 2020 Equity Incentive Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors and consultants of the Company. The 2022 Inducement Equity Incentive Plan provides for the grants of equity-based awards to individuals not previously employees or non-employee directors of the Company.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$3,290	$2,892
General and administrative	3,608	3,662
Total stock-based compensation expense	$6,898	$6,554

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2026:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	13,902,239	$6.49
Granted	3,356,358	$8.39
Exercised	(253,847)	$4.93
Forfeited and cancelled	(114,090)	$8.48
Outstanding at March 31, 2026	16,890,660	$6.87	7.4	$99,601
Exercisable at March 31, 2026	9,444,442	$5.69	6.2	$67,601

The fair value of stock option awards to employees, executives, directors, and other service providers was estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.73% - 3.95%	4.02% - 4.43%
Expected volatility	84.89% - 85.10%	83.11% - 83.92%
Expected term (in years)	5.50 - 6.08	6.08
Expected dividend yield	0%	0%

The Company recognized stock-based compensation expense related to the vesting of stock options of $5.6 million and $5.5 million during the three months ended March 31, 2026 and 2025, respectively. Total unrecognized compensation expense related to outstanding unvested stock-option awards as of March 31, 2026, was $44.3 million, which is expected to be recognized over a weighted-average remaining service period of 2.9 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2026:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2025	582,533	$8.96
Granted	524,899	$8.40
Vested	(5,216)	$8.16
Forfeited	(16,023)	$8.71
Outstanding at March 31, 2026	1,086,193	$8.70

The Company recognized stock-based compensation expense related to the vesting of restricted stock units of $1.1 million and $0.9 million during the three months ended March 31, 2026 and 2025, respectively. Total unrecognized compensation expense related to restricted stock units as of March 31, 2026, was $8.0 million, which is expected to be recognized over a weighted-average remaining service period of 2.1 years.

Employee Stock Purchase Plan

The Company recognized stock-based compensation expense related to the Employee Stock Purchase Plan (ESPP) of $0.2 million and $0.2 million during the three months ended March 31, 2026 and 2025, respectively.

Pre-funded Warrants

In May 2025, the Company completed a private placement in which it sold 14,130,313 shares of common stock together with pre-funded warrants to purchase 5,100,532 shares of common stock with an exercise price of $0.0001 per share of common stock. Each pre-funded warrant was immediately exercisable and will remain exercisable until exercised in full. The Company performed an assessment upon issuance of the pre-funded warrants to determine proper classification in the financial statements based on the specific terms of the pre-funded warrants. The Company determined the pre-funded warrants met all the criteria for equity classification and recorded them in additional paid-in capital. There were 4,463,636 pre-funded warrants that remained outstanding and unexercised as of March 31, 2026.

Net Loss per Share

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	16,890,660	14,137,206
Non-vested restricted stock units	1,086,193	920,060
Total	17,976,853	15,057,266

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and our audited financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 23, 2026. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward-Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors” included elsewhere in this report.

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

Our clinical stage product candidates include:

•
Rinzimetostat, an allosteric inhibitor of the PRC2 via the embryonic ectoderm development (EED) subunit, for which we licensed development and commercialization rights from Mirati under the Mirati License Agreement. We filed and cleared an Investigational New Drug application (IND) with the Food and Drug Administration (FDA) for rinzimetostat in the fourth quarter of 2021. We completed a Phase 1b trial of rinzimetostat as a single-agent, in patients with advanced prostate cancer and reported initial Phase 1b data from this trial in January 2024, demonstrating potential best-in-class drug properties, including an approximate 20-hour clinical half-life, robust target engagement and a favorable safety profile. In the first half of 2024, we initiated dosing of rinzimetostat in combination with apalutamide as well as in combination with darolutamide, as part of the ongoing Phase 1b trial in patients with metastatic castration resistant prostate cancer (mCRPC). We also announced that we entered into clinical trial collaboration and supply agreements with Johnson & Johnson and Bayer, to evaluate rinzimetostat in combination with Erleada® (apalutamide), Johnson & Johnson’s AR inhibitor, and Nubeqa® (darolutamide), Bayer’s AR inhibitor. In November 2025, we announced the completion of the dose exploration portion of the Phase 1b trial and the selection of provisional recommended Phase 2 doses (RP2Ds) of rinzimetostat to be tested in combination with the approved doses of darolutamide and apalutamide in the dose optimization portion of the Phase 1b trial: 400 mg and 600 mg QD of rinzimetostat in combination with 600 mg BID of darolutamide; and 600 mg, 800 mg and 1,200 mg QD of rinzimetostat in combination with 240 mg QD of apalutamide. Also, in November 2025, we reported Phase 1b dose exploration data in 20 patients with mCRPC, who were treated with rinzimetostat in combination with 240 mg QD of apalutamide or with 600 mg BID of darolutamide. As of the November 2025 data presentation cutoff date, rinzimetostat demonstrated PSA responses and circulating tumor DNA (ctDNA) reductions across all rinzimetostat dose levels and at comparable rates in combination with apalutamide or with darolutamide. Both combination regimens demonstrated a safety profile compatible with long-term dosing, with the vast majority of treatment-related adverse events (TRAEs) Grade 1 or 2 in severity and consistent with PRC2 and AR inhibition. As of the November 2025 data presentation cutoff date, only one patient experienced a Grade 3 TRAE, and there were no Grade 4 or Grade 5 AEs attributed to rinzimetostat, apalutamide or darolutamide. In March 2026, we reported Phase 1b dose optimization data in mCRPC patients previously treated with abiraterone and the selection of 400 mg QD rinzimetostat in combination with darolutamide as the recommended Phase 3 dose (RP3D). As of the March 2026 data presentation cutoff dates, at a median follow-up of approximately 5 months, landmark 5-month radiographic progression-free survival (rPFS) of 84% was consistent with a competitor PRC2 inhibitor benchmark, and better than the benchmarks for standard of care therapies in post-androgen receptor pathway inhibitor (ARPI) mCRPC. Importantly, the data demonstrated a highly differentiated, potential best-in-disease safety profile, with significantly lower frequency and severity of adverse events, nearly all Grade 1 or 2, and fewer treatment modifications than competitor regimens. We expect to initiate our first global Phase 3 registrational trial for rinzimetostat in combination with darolutamide, named Himalayas-1, in post-abiraterone mCRPC patients.
•
Enozertinib, a brain-penetrant, orally bioavailable, irreversible inhibitor targeting EGFR exon 20 insertion and EGFR atypical mutations, for which we licensed development and commercialization rights from Voronoi under the Voronoi License Agreement. In the fourth quarter of 2021, we filed a Clinical Trial Application (CTA) in South Korea for enozertinib, which was cleared in the first quarter of 2022. We also filed and cleared an IND with the FDA for enozertinib in the third quarter of 2022. Enozertinib is being evaluated in Phase 1b trials in EGFR exon 20 insertion and P-loop and alpha C-helix compressing (PACC) mutated non-small cell lung cancer (NSCLC), which allow enrollment of patients with CNS metastases that are either treated or untreated but asymptomatic. We reported initial Phase 1b data with enozertinib as a monotherapy in patients with EGFR exon 20 insertion mutations at the European Society for Medical Oncology (ESMO) Congress in October 2023, which demonstrated both systemic and intracranial activity across multiple dose levels in a heavily pre-treated patient population. In April 2024, we announced the selection of two provisional RP2Ds of enozertinib at 80 mg and 120 mg QD. In December 2025, we reported additional Phase 1b data at the 2025 ESMO Asia Congress in treatment-naïve and in previously treated NSCLC patients with EGFR exon 20 insertion and EGFR atypical mutations. EGFR atypical mutations are a heterogeneous group of non-classical mutations, with PACC mutations comprising the largest subset. Enozertinib achieved highly competitive systemic response rates as well as profound antitumor activity in the CNS in EGFR exon 20 insertion and EGFR PACC patients. Enozertinib also demonstrated a well-tolerated safety profile in EGFR exon 20 insertion and EGFR atypical patients, with no significant off-target toxicity and manageable on-target toxicity, resulting in low rate of discontinuations. Based on these data, 80 mg QD oral enozertinib has been selected as the monotherapy dose for potential Phase 3 development. In January 2025, we announced that we entered into a clinical trial and supply agreement with Johnson & Johnson to evaluate enozertinib in combination with amivantamab and hyaluronidase-lpuj subcutaneous injection (SC amivantamab) for the first line treatment of patients with advanced NSCLC with EGFR exon 20 insertion mutations, and we initiated a Phase 1b trial in the first quarter of 2025. Dosing and follow-up continues in NSCLC patients with exon 20 insertion mutations, including as a monotherapy, in combination with SC amivantamab and in combination with chemotherapy, as well as in NSCLC patients with EGFR PACC mutations as a monotherapy. We expect to report data in the second half of 2026 in 1L NSCLC patients with EGFR exon 20 insertion mutations as a monotherapy and in combination with SC amivantamab, as well as in 1L NSCLC patients with EGFR PACC mutations as a monotherapy.

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

We have incurred significant losses since the commencement of our operations. Our net loss for the three months ended March 31, 2026, was $35.8 million and we had an accumulated deficit of $728.0 million as of March 31, 2026. Our losses and accumulated deficit have resulted primarily from costs incurred in connection with research and development activities including in-licensing and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we anticipate these losses will increase significantly as we continue our development of rinzimetostat and enozertinib and any future product candidates through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Operating expenses:
Research and development	$31,437	$24,640	$6,797
General and administrative	8,182	8,078	104
Total operating expenses	39,619	32,718	6,901
Loss from operations	(39,619)	(32,718)	(6,901)

Other income, net	3,852	2,697	1,155

Net loss	$(35,767)	$(30,021)	$(5,746)

Research and Development Expenses

Research and development expenses were $31.4 million for the three months ended March 31, 2026, compared to $24.6 million for the same period in 2025, an increase of $6.8 million. The increase was primarily driven by an increase in external expenses related to the advancement of rinzimetostat and enozertinib, offset primarily by lower preclinical costs.

The following table summarizes our external and internal costs for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
External costs:
rinzimetostat	$12,058	$4,709	$7,349
enozertinib	6,370	6,043	327
Preclinical, other unallocated and discontinued costs	3,178	4,120	(942)
Total external costs	21,606	14,872	6,734
Internal costs	9,831	9,768	63
Total research and development expenses	$31,437	$24,640	$6,797

General and Administrative Expenses

General and administrative expenses were $8.2 million for the three months ended March 31, 2026, which were relatively consistent with the $8.1 million of general and administrative expenses for the same period in 2025.

Liquidity and Capital Resources

Sources of Liquidity

We previously entered into an ATM sales agreement with Jefferies LLC as our sales agent, to sell shares of our common stock. On February 23, 2026, pursuant to the terms of the ATM sales agreement, we filed a prospectus supplement to our Form S-3ASR filed on March 11, 2024 to allow us to sell from time to time up to $200.0 million of shares of our common stock in negotiated transactions or transactions deemed to be an ATM offering. During the three months ended March 31, 2026, we raised net proceeds in ATM offerings, including participation from healthcare specialist funds, of approximately $59.9 million through the sale of 4,698,400 shares at a weighted average purchase price of $12.96. There were no proceeds raised in ATM offerings for the same period in 2025.

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

Cash Flows

The following table summarizes the sources and uses of our cash (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(32,438)	$(32,533)
Net cash (used in) provided by investing activities	(17,975)	22,450
Net cash provided by financing activities	61,140	11
Net increase (decrease) in cash, cash equivalents and restricted cash	$10,727	$(10,072)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2026, of $32.4 million was attributable to our net loss of $35.8 million and $4.0 million in changes to working capital, offset by non-cash expenses of $7.3 million, which were primarily driven by stock-based compensation.

Net cash used in operating activities during the three months ended March 31, 2025, of $32.5 million was attributable to our net loss of $30.0 million and $8.5 million in changes to working capital, offset by non-cash expenses of $6.0 million, which were primarily driven by stock-based compensation offset by accretion of discount on investments.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2026, of $18.0 million was primarily attributable to purchases of investments, net of maturities.

Net cash provided by investing activities during the three months ended March 31, 2025, of $22.5 million was primarily attributable to maturities of investments, net of purchases.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2026, of $61.1 million was attributable to net proceeds received from our ATM offerings of $59.9 million and proceeds received from stock option exercises.

Net cash provided by financing activities during the three months ended March 31, 2025, of less than $0.1 million was attributable to proceeds received from stock option exercises offset by payment of issuance costs.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, expenses, and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Transition from Emerging Growth Company Status and Smaller Reporting Company Status

On December 31, 2025, we ceased to be an “emerging growth company” (EGC), as defined in the Jumpstart Our Business Startups Act of 2012, due to the occurrence of the fifth anniversary of our initial public offering. Accordingly, we may no longer take advantage of EGC-related reduced reporting requirements that are otherwise applicable to public companies. EGC status also exempted us from having to provide an auditor attestation of internal control over financial reporting under Sarbanes-Oxley Act Section 404(b).

On December 31, 2025, we also ceased to be a “smaller reporting company” as defined in the Exchange Act because the market value of our stock held by non-affiliates exceeded $700 million as of June 30, 2025. Beginning with this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, we are no longer permitted to take advantage of the reduced reporting requirements applicable to smaller reporting companies, but will remain a non-accelerated filer through 2026. Due to the loss of smaller reporting company status, we expect our public company compliance costs to increase.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing the income we receive without significantly increasing risk. To achieve this objective, we may invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years, in accordance with an investment policy approved by our audit committee. Some of the financial instruments that we invest in could be subject to market risk, meaning that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include a variety of securities, including money market funds, government debt securities, certificates of deposit and commercial paper, all with various maturity dates. As of March 31, 2026, we had cash, cash equivalents and investments of $419.7 million, consisting of interest-bearing money market funds, certificates of deposit, securities issued by the U.S. Treasury and marketable debt instruments of government-sponsored enterprises. Due to the nature of our cash equivalents and investments, an immediate 100 basis point change in interest rates would not have a material effect on their fair market value.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2026, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in

Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2014, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have initiated clinical trials for a limited number of our product candidates. To date, we have devoted substantially all of our resources to research and development activities, including with respect to the preclinical and clinical development of rinzimetostat, enozertinib and our other product candidates, in-licensing of external programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through public offerings and private placements of our common stock and other derivative securities. Our net loss was $35.8 million for the three months ended March 31, 2026, and as of March 31, 2026, we had an accumulated deficit of $728.0 million. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential products.

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
•
establishing and maintaining relationships with CROs and clinical sites for the clinical development of rinzimetostat, enozertinib and our other future product candidates;
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

As of March 31, 2026, we had $419.7 million in cash, cash equivalents and investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into the second half of 2028. Our estimate as to how long we expect our existing cash, cash equivalents, and investments, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

For enozertinib, we are aware that Johnson & Johnson and Dizal Pharmaceuticals have FDA-approved products for patients with EGFR exon 20 insertion mutations. We are also aware of several companies developing small molecule inhibitors against EGFR exon 20 insertion mutations and EGFR atypical mutations that are currently in clinical trials, including Cullinan Therapeutics in collaboration with Taiho Pharmaceutical, ArriVent BioPharma in collaboration with Allist Pharmaceuticals, Black Diamond Therapeutics, Scorpion Therapeutics in collaboration with Pierre Fabre, BlossomHill Therapeutics, Avistone Biotechnology, BeBetter Med, Suzhou Puhe Pharmaceutical Technology Co. and Yuhan Corporation.

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

In addition, the legal and regulatory framework governing AI remains evolving and uncertain, and it is unclear how existing or future laws may apply to content produced by AI systems. While various jurisdictions have proposed or enacted AI-specific legislation, such as the EU Artificial Intelligence Act (the EU AI Act), the final implementation, interpretation, enforcement of these laws and the impact of these laws on our business are in flux. For example, obligations under the EU AI Act, which establishes broad obligations for the development and use of AI-based technologies in the European Union (EU) based on their potential risks and level of impact, have gone into effect and will continue to be implemented in phases. Other jurisdictions have delayed enforcement deadlines to mid-2026 to allow for further amendments, while the U.S. federal government has signaled an intent to potentially preempt or challenge certain state-level AI regulations.

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

As of March 31, 2026, we had 104 full-time employees, including 77 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

U.S. and global markets are experiencing volatility and disruption following the escalation of certain geopolitical tensions, including international military conflicts, and the related political and economic responses. Changes in countries’ economic, trade and financial policies could trigger retaliatory actions by other affected countries, resulting in a “trade war,” “cyberwar,” escalation of conventional military conflicts, and other adverse events that could impact our business. For example, the military conflicts like those in Ukraine and the Middle East, and any resulting effects that may follow, could result in increased costs for, or unavailability of, certain materials used in the third-party manufacturing of our product candidates and potential future product candidates. These increased costs could have a negative effect on our financial condition, and any supply interruptions could hinder our product development and make it harder for us to find favorable pricing and reliable sources for the materials needed to manufacture our product candidates and potential future product candidates. It is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which our business may be impacted. The extent and duration of international conflicts, geopolitical tensions, and resulting market disruptions are impossible to predict but could be substantial.

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

Although as of March 31, 2026, we owned fourteen and licensed ten issued patents in the United States pertaining to our product candidates, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued or licensed patents will not be found invalid or unenforceable if challenged.

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

Although no third party has asserted a material claim of patent infringement against us as of the date of this periodic report, others may hold proprietary rights that could prevent our product candidates from being marketed.

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

Although as of March 31, 2026, we owned fourteen and licensed ten issued patents in the United States pertaining to our product candidates and pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. As of March 31, 2026, we had two trademarks registered with the USPTO. Trademark applications we may file in the future may not result in any trademark registrations being issued, and our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

In spite of our best efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our product candidates. For example, if Mirati terminates the Mirati License Agreement, we may be required to cease our development and commercialization of licensed products directed to PRC2 and would be obligated to assign to Mirati, or grant an exclusive license to Mirati with respect to, certain of our patents, know-how and regulatory filings. Likewise, if Voronoi terminates the Voronoi License Agreement, we may be required to cease our development and commercialization of licensed products directed to epidermal growth factor receptor (EGFR, or ErbB1) and human epidermal growth factor receptor 2 (ErbB2) with exon 20 insertion mutations and we would be obligated to grant a nonexclusive license to Voronoi under certain of our patents and know-how, and to assign to Voronoi certain of our regulatory filings. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

As of March 31, 2026, we co-own a pending international patent application filed under the Patent Cooperation Treaty claiming inventions that were generated, in part, through the use of U.S. government funding. In the future, we may acquire or license other intellectual property rights that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). If the U.S. government exercised its march-in rights in our future intellectual property rights that are generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

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

From time to time, we evaluate various acquisition opportunities and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. For instance, in August 2020, we entered into the Mirati License Agreement pursuant to which we licensed from Mirati exclusive worldwide development and commercialization rights to its allosteric PRC2 inhibitor program and, in October 2020, we entered into the Voronoi License Agreement pursuant to which we licensed from Voronoi exclusive development and commercialization rights to its EGFR exon 20 insertion mutation program worldwide (other than in the People’s Republic of China, Hong Kong, Macau and Taiwan). Any such acquisition or strategic partnership may entail numerous risks, including:

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

As of March 31, 2026, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned a significant percentage of our outstanding common stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Repurchase of our Common Stock

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

ORIC Pharmaceuticals, Inc.

Date: May 4, 2026	By:	/s/ Jacob M. Chacko
Jacob M. Chacko, M.D.
President and Chief Executive Officer

Date: May 4, 2026	By:	/s/ Dominic Piscitelli
Dominic Piscitelli
Chief Financial Officer