Form 10-Q
period 2026-06-30
Oric Pharmaceuticals, Inc.
filed 2026-08-03
CIK 1796280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 27, 2026, the registrant had 103,652,656 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ORIC PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,483	$45,669
Short-term investments	227,278	235,819
Prepaid expenses and other current assets	8,934	6,978
Total current assets	273,695	288,466

Long-term investments	122,799	110,762
Property and equipment, net	2,242	2,415
Other assets	5,949	7,247
Total assets	$404,685	$408,890

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$3,873	$3,824
Accrued liabilities	16,883	16,593
Total current liabilities	20,756	20,417

Other long-term liabilities	2,673	4,111
Total liabilities	23,429	24,528

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 103,636,424 and 98,528,949 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	11	11
Additional paid-in capital	1,151,764	1,075,807
Accumulated deficit	(769,501)	(692,242)
Accumulated other comprehensive (loss) income	(1,018)	786
Total stockholders' equity	381,256	384,362
Total liabilities and stockholders' equity	$404,685	$408,890

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$36,296	$30,549	$67,733	$55,189
General and administrative	9,000	8,515	17,182	16,593
Total operating expenses	45,296	39,064	84,915	71,782
Loss from operations	(45,296)	(39,064)	(84,915)	(71,782)

Other income, net	3,804	2,709	7,656	5,406
Net loss	$(41,492)	$(36,355)	$(77,259)	$(66,376)
Other comprehensive loss:
Unrealized loss on investments	(728)	(22)	(1,804)	(192)
Comprehensive loss	$(42,220)	$(36,377)	$(79,063)	$(66,568)
Net loss per share, basic and diluted	$(0.38)	$(0.47)	$(0.72)	$(0.89)
Weighted-average shares outstanding, basic and diluted	108,012,388	78,126,257	106,749,594	74,602,994

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2025	98,528,949	$11	$1,075,807	$(692,242)	$786	$384,362
Issuance of common stock, net	4,698,400	—	59,888	—	—	59,888
Exercise of common stock options	253,847	—	1,252	—	—	1,252
Issuance of common stock upon vesting of RSUs	5,216	—	—	—	—	—
Stock-based compensation expense	—	—	6,898	—	—	6,898
Unrealized loss on investments	—	—	—	—	(1,076)	(1,076)
Net loss	—	—	—	(35,767)	—	(35,767)
Balance at March 31, 2026	103,486,412	$11	$1,143,845	$(728,009)	$(290)	$415,557
Exercise of common stock options	30,976	—	149	—	—	149
Issuance of common stock upon vesting of RSUs	13,093	—	—	—	—	—
Issuance of common stock from ESPP	105,943	—	679	—	—	679
Stock-based compensation expense	—	—	7,091	—	—	7,091
Unrealized loss on investments	—	—	—	—	(728)	(728)
Net loss	—	—	—	(41,492)	—	(41,492)
Balance at June 30, 2026	103,636,424	$11	$1,151,764	$(769,501)	$(1,018)	$381,256

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2024	71,021,855	$7	$805,510	$(562,774)	$379	$243,122
Exercise of common stock options	53,009	—	253	—	—	253
Issuance of common stock upon vesting of RSUs	3,647	—	—	—	—	—
Stock-based compensation expense	—	—	6,554	—	—	6,554
Unrealized loss on investments	—	—	—	—	(170)	(170)
Net loss	—	—	—	(30,021)	—	(30,021)
Balance at March 31, 2025	71,078,511	$7	$812,317	$(592,795)	$209	$219,738
Issuance of common stock and pre-funded warrants, net	14,980,313	2	133,267	—	—	133,269
Exercise of common stock options	7,812	—	34	—	—	34
Issuance of common stock upon vesting of RSUs	17,752	—	—	—	—	—
Issuance of common stock from ESPP	102,940	—	757	—	—	757
Stock-based compensation expense	—	—	6,574	—	—	6,574
Unrealized loss on investments	—	—	—	—	(22)	(22)
Net loss	—	—	—	(36,355)	—	(36,355)
Balance at June 30, 2025	86,187,328	$9	$952,949	$(629,150)	$187	$323,995

See accompanying notes to unaudited financial statements.

ORIC PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(77,259)	$(66,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	534	612
Stock-based compensation expense	13,989	13,128
Amortization of premium (accretion of discount) on investments, net	453	(1,473)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(658)	(1,107)
Accounts payable and accrued other liabilities	(1,102)	(8,159)
Net cash used in operating activities	(64,043)	(63,375)

Cash flows from investing activities:
Acquisitions of property and equipment	(358)	(450)
Purchases of investments	(125,753)	(189,030)
Maturities of investments	120,000	135,000
Net cash used in investing activities	(6,111)	(54,480)

Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants	60,881	133,925
Issuance costs associated with financings	(993)	(656)
Proceeds from issuance of common stock under ESPP	679	757
Proceeds from stock option exercises	1,401	287
Net cash provided by financing activities	61,968	134,313

Net (decrease) increase in cash, cash equivalents and restricted cash	(8,186)	16,458

Cash, cash equivalents and restricted cash at beginning of period	46,160	59,897
Cash, cash equivalents and restricted cash at end of period	$37,974	$76,355

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the balance sheets to the amounts shown in the statements of cash flows above, in thousands:

	June 30,
	2026	2025
Cash and cash equivalents	$37,483	$75,864
Restricted cash included in other assets	491	491
Total cash, cash equivalents and restricted cash	$37,974	$76,355

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

As of June 30, 2026, the Company had an accumulated deficit of $769.5 million. Through June 30, 2026, all of the Company’s financial support has been provided by proceeds from the issuance of common stock and convertible preferred stock.

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

Strategic Pipeline Prioritization

On August 12, 2025, the Company announced a strategic pipeline prioritization to focus operational and financial resources on the continued advancement of its two lead clinical programs, rinzimetostat and enozertinib. This initiative resulted in a substantial decrease in preclinical research, primarily from the elimination of the Company’s discovery research group. This resulted in an approximately 20% workforce reduction and the Company incurred a one-time cost of approximately $1.9 million primarily related to termination benefits, including severance and healthcare-related benefits. The workforce reduction was completed in the fourth quarter of 2025.

At-The-Market Sales Agreement and Offering

The Company previously entered into an “at the market” (ATM) sales agreement with Jefferies LLC as the Company’s sales agent, to sell shares of the Company’s common stock. On February 23, 2026, pursuant to the terms of the ATM sales agreement, the Company filed a prospectus supplement to its Form S-3ASR filed on March 11, 2024, to allow the Company to sell from time to time up to $200.0 million of shares of the Company’s common stock in negotiated transactions or transactions deemed to be an ATM offering. There were no proceeds raised in ATM offerings during the three months ended June 30, 2026. During the six months ended June 30, 2026, the Company raised net proceeds in ATM offerings, including participation from healthcare specialist funds, of approximately $59.9 million through the sale of 4,698,400 shares at a weighted average purchase price of $12.96. During the three and six months ended June 30, 2025, the Company raised net proceeds in ATM offerings, including participation from healthcare specialist funds, of approximately $8.9 million through the sale of 850,000 shares at a weighted average purchase price of $10.50.

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

3. License Agreements and Clinical Development Collaborations

Bayer collaborations

On July 7, 2026, the Company entered into a clinical trial collaboration and supply agreement with Bayer Consumer Care AG (Bayer) to provide their androgen receptor (AR) inhibitor, Nubeqa® (darolutamide), at no cost for use in the Himalayas-1 global Phase 3 registrational trial. The Company will conduct and sponsor the Himalayas-1 trial and maintain full economic ownership and control of rinzimetostat.

On May 14, 2024, the Company entered into a clinical trial collaboration and supply agreement with Bayer, as amended effective October 23, 2024, to evaluate rinzimetostat in combination with darolutamide. The Company will continue to conduct and sponsor the ongoing Phase 1b clinical trial, and Bayer will provide darolutamide for the trial. The Company maintains full economic ownership and control of rinzimetostat.

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

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Lab equipment	$7,249	$7,012
Leasehold improvements	2,074	2,065
Computer hardware and software	407	292
Furniture and fixtures	697	697
Total property and equipment, gross	10,427	10,066
Less accumulated depreciation	(8,185)	(7,651)
Total property and equipment, net	$2,242	$2,415

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued clinical and manufacturing costs	$7,121	$4,303
Accrued compensation	5,116	8,094
Operating lease liabilities - short-term	3,325	3,330
Other accruals	1,321	866
Total accrued liabilities	$16,883	$16,593

6. Investments

The Company's available-for-sale investments consisted of the following (in thousands):

June 30, 2026	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term
U.S. treasury securities	$227,546	$41	$(309)	$227,278
Short-term investments	$227,546	$41	$(309)	$227,278

Long-term
U.S. treasury securities	$123,549	$—	$(750)	$122,799
Long-term investments	$123,549	$—	$(750)	$122,799

December 31, 2025
Short-term
U.S. treasury securities	$235,263	$556	$—	$235,819
Short-term investments	$235,263	$556	$—	$235,819

Long-term
U.S. treasury securities	$110,532	$234	$(4)	$110,762
Long-term investments	$110,532	$234	$(4)	$110,762

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of June 30, 2026 and December 31, 2025. Credit loss is limited due to the nature of the investments.

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

Following are the major categories of assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
June 30, 2026
Money market funds (1)	$37,483	$37,483	$—	$—	$37,483
U.S. treasury securities	350,077	350,077	—	—	350,077
Total	$387,560	$387,560	$—	$—	$387,560
December 31, 2025
Money market funds (1)	$45,669	$45,669	$—	$—	$45,669
U.S. treasury securities	346,581	346,581	—	—	346,581
Total	$392,250	$392,250	$—	$—	$392,250

(1) Included in cash and cash equivalents in accompanying balance sheets.

No transfers between levels occurred during either of the reporting periods presented.

8. Stockholders’ Equity and Stock-Based Compensation

As of June 30, 2026, there were 1,273,172 shares available for future issuance under the 2020 Equity Incentive Plan and 139,725 shares available for future issuance under the 2022 Inducement Equity Incentive Plan. The 2020 Equity Incentive Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors and consultants of the Company. The 2022 Inducement Equity Incentive Plan provides for the grants of equity-based awards to individuals not previously employees or non-employee directors of the Company.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$3,459	$2,919	$6,749	$5,811
General and administrative	3,632	3,655	7,240	7,317
Total stock-based compensation expense	$7,091	$6,574	$13,989	$13,128

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2026:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	13,902,239	$6.49
Granted	3,687,158	$8.46
Exercised	(284,823)	$4.92
Forfeited and cancelled	(154,203)	$8.39
Outstanding at June 30, 2026	17,150,371	$6.92	7.2	$69,534
Exercisable at June 30, 2026	10,066,764	$5.78	6.1	$53,012

The fair value of stock option awards to employees, executives, directors, and other service providers was estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate	3.73% - 4.26%	3.92% - 4.43%
Expected volatility	84.89% - 87.57%	83.11% - 85.76%
Expected term (in years)	5.50 - 6.08	5.50 - 6.08
Expected dividend yield	0%	0%

The Company recognized stock-based compensation expense related to the vesting of stock options of $5.8 million and $5.5 million during the three months ended June 30, 2026 and 2025, respectively, and $11.4 million and $11.0 million during the six months ended June 30, 2026 and 2025, respectively. Total unrecognized compensation expense related to outstanding unvested stock-option awards as of June 30, 2026, was $40.6 million, which is expected to be recognized over a weighted-average remaining service period of 2.8 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2026:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2025	582,533	$8.96
Granted	580,799	$8.47
Vested	(18,309)	$8.51
Forfeited	(20,565)	$8.53
Outstanding at June 30, 2026	1,124,458	$8.72

The Company recognized stock-based compensation expense related to the vesting of restricted stock units of $1.1 million and $0.9 million during the three months ended June 30, 2026 and 2025, respectively, and $2.2 million and $1.7 million during the six months ended June 30, 2026 and 2025, respectively. Total unrecognized compensation expense related to restricted stock units as of June 30, 2026, was $7.4 million, which is expected to be recognized over a weighted-average remaining service period of 2.0 years.

Employee Stock Purchase Plan

The Company recognized stock-based compensation expense related to the Employee Stock Purchase Plan (ESPP) of $0.2 million and $0.2 million during the three months ended June 30, 2026 and 2025, respectively, and $0.4 million and $0.4 million during the six months ended June 30, 2026 and 2025, respectively.

Pre-funded Warrants

In May 2025, the Company completed a private placement in which it sold 14,130,313 shares of common stock together with pre-funded warrants to purchase 5,100,532 shares of common stock with an exercise price of $0.0001 per share of common stock. Each pre-funded warrant was immediately exercisable and will remain exercisable until exercised in full. The Company performed an assessment upon issuance of the pre-funded warrants to determine proper classification in the financial statements based on the specific terms of the pre-funded warrants. The Company determined the pre-funded warrants met all the criteria for equity classification and recorded them in additional paid-in capital. There were 4,463,636 pre-funded warrants that remained outstanding and unexercised as of June 30, 2026.

Net Loss per Share

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options to purchase common stock	17,150,371	14,249,525	17,150,371	14,249,525
Non-vested restricted stock units	1,124,458	923,573	1,124,458	923,573
Total	18,274,829	15,173,098	18,274,829	15,173,098

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

Our clinical stage product candidates include:

•
Rinzimetostat, an allosteric inhibitor of the PRC2 via the embryonic ectoderm development (EED) subunit, for which we licensed development and commercialization rights from Mirati under the Mirati License Agreement. We filed and cleared an Investigational New Drug application (IND) with the Food and Drug Administration (FDA) for rinzimetostat in the fourth quarter of 2021. We completed a Phase 1b trial of rinzimetostat as a single-agent, in patients with advanced prostate cancer and reported initial Phase 1b data from this trial in January 2024, demonstrating potential best-in-class drug properties, including an approximate 20-hour clinical half-life, robust target engagement and a favorable safety profile. In the first half of 2024, we initiated dosing of rinzimetostat in combination with apalutamide as well as in combination with darolutamide, as part of the ongoing Phase 1b trial in patients with metastatic castration resistant prostate cancer (mCRPC). We also announced that we entered into clinical trial collaboration and supply agreements with Johnson & Johnson and Bayer, to evaluate rinzimetostat in combination with Erleada® (apalutamide), Johnson & Johnson’s AR inhibitor, and Nubeqa® (darolutamide), Bayer’s AR inhibitor. In November 2025, we announced the completion of the dose exploration portion of the Phase 1b trial and the selection of provisional recommended Phase 2 doses (RP2Ds) of rinzimetostat to be tested in combination with the approved doses of darolutamide and apalutamide in the dose optimization portion of the Phase 1b trial: 400 mg and 600 mg QD of rinzimetostat in combination with 600 mg BID of darolutamide; and 600 mg, 800 mg and 1,200 mg QD of rinzimetostat in combination with 240 mg QD of apalutamide. Also, in November 2025, we reported Phase 1b dose exploration data in 20 patients with mCRPC, who were treated with rinzimetostat in combination with 240 mg QD of apalutamide or with 600 mg BID of darolutamide. As of the November 2025 data presentation cutoff date, rinzimetostat demonstrated PSA responses and circulating tumor DNA (ctDNA) reductions across all rinzimetostat dose levels and at comparable rates in combination with apalutamide or with darolutamide. Both combination regimens demonstrated a safety profile compatible with long-term dosing, with the vast majority of treatment-related adverse events (TRAEs) Grade 1 or 2 in severity and consistent with PRC2 and AR inhibition. As of the November 2025 data presentation cutoff date, only one patient experienced a Grade 3 TRAE, and there were no Grade 4 or Grade 5 AEs attributed to rinzimetostat, apalutamide or darolutamide. In March 2026, we reported Phase 1b dose optimization data in mCRPC patients previously treated with abiraterone and the selection of 400 mg QD rinzimetostat in combination with darolutamide as the recommended Phase 3 dose (RP3D). As of the March 2026 data presentation cutoff dates, at a median follow-up of approximately 5 months, landmark 5-month radiographic progression-free survival (rPFS) of 84% was consistent with a competitor PRC2 inhibitor benchmark, and better than the benchmarks for standard of care therapies in post-androgen receptor pathway inhibitor (ARPI) mCRPC. Importantly, the data demonstrated a highly differentiated, potential best-in-disease safety profile, with significantly lower frequency and severity of adverse events, nearly all Grade 1 or 2, and fewer treatment modifications than competitor regimens. In July 2026, we announced that we initiated our first global Phase 3 registrational trial for rinzimetostat in combination with darolutamide, named Himalayas-1, in post-abiraterone mCRPC patients. We also announced that we entered into a clinical trial collaboration and supply agreement with Bayer to provide darolutamide at no cost for use in the Himalayas-1 trial.
•
Enozertinib, a brain-penetrant, orally bioavailable, irreversible inhibitor targeting EGFR exon 20 insertion and EGFR atypical mutations, for which we licensed development and commercialization rights from Voronoi under the Voronoi

License Agreement. In the fourth quarter of 2021, we filed a Clinical Trial Application (CTA) in South Korea for enozertinib, which was cleared in the first quarter of 2022. We also filed and cleared an IND with the FDA for enozertinib in the third quarter of 2022. Enozertinib is being evaluated in Phase 1b trials in EGFR exon 20 insertion and P-loop and alpha C-helix compressing (PACC) mutated non-small cell lung cancer (NSCLC), which allow enrollment of patients with CNS metastases that are either treated or untreated but asymptomatic. We reported initial Phase 1b data with enozertinib as a monotherapy in patients with EGFR exon 20 insertion mutations at the European Society for Medical Oncology (ESMO) Congress in October 2023, which demonstrated both systemic and intracranial activity across multiple dose levels in a heavily pre-treated patient population. In April 2024, we announced the selection of two provisional RP2Ds of enozertinib at 80 mg and 120 mg QD. In December 2025, we reported additional Phase 1b data at the 2025 ESMO Asia Congress in treatment-naïve and in previously treated NSCLC patients with EGFR exon 20 insertion and EGFR atypical mutations. EGFR atypical mutations are a heterogeneous group of non-classical mutations, with PACC mutations comprising the largest subset. Enozertinib achieved highly competitive systemic response rates as well as profound antitumor activity in the CNS in EGFR exon 20 insertion and EGFR PACC patients. Enozertinib also demonstrated a well-tolerated safety profile in EGFR exon 20 insertion and EGFR atypical patients, with no significant off-target toxicity and manageable on-target toxicity, resulting in low rate of discontinuations. Based on these data, 80 mg QD oral enozertinib has been selected as the monotherapy dose for potential Phase 3 development. In January 2025, we announced that we entered into a clinical trial and supply agreement with Johnson & Johnson to evaluate enozertinib in combination with amivantamab and hyaluronidase-lpuj subcutaneous injection (SC amivantamab) for the first line treatment of patients with advanced NSCLC with EGFR exon 20 insertion mutations, and we initiated a Phase 1b trial in the first quarter of 2025. Dosing and follow-up continues in NSCLC patients with exon 20 insertion mutations, including as a monotherapy, in combination with SC amivantamab and in combination with chemotherapy, as well as in NSCLC patients with EGFR PACC mutations as a monotherapy. We expect to report data in the second half of 2026 in 1L NSCLC patients with EGFR exon 20 insertion mutations as a monotherapy and in combination with SC amivantamab, as well as in 1L NSCLC patients with EGFR atypical mutations as a monotherapy.

Beyond these clinical stage product candidates, we have historically engaged in the research and development of multiple discovery stage precision medicines targeting other hallmark cancer resistance mechanisms. On August 12, 2025, we announced a strategic pipeline prioritization to focus operational and financial resources on the continued advancement of our two lead clinical programs, rinzimetostat and enozertinib. This initiative resulted in a substantial decrease in preclinical research, primarily from the elimination of our discovery research group.

We have incurred significant losses since the commencement of our operations. Our net loss for the six months ended June 30, 2026, was $77.3 million and we had an accumulated deficit of $769.5 million as of June 30, 2026. Our losses and accumulated deficit have resulted primarily from costs incurred in connection with research and development activities including in-licensing and to a lesser extent from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we anticipate these losses will increase significantly as we continue our development of rinzimetostat and enozertinib and any future product candidates through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

On August 12, 2025, we announced a strategic pipeline prioritization to focus operational and financial resources on the continued advancement of our two lead clinical programs, rinzimetostat and enozertinib. This initiative resulted in a substantial decrease in preclinical research, primarily from the elimination of our discovery research group. This resulted in an approximately 20% workforce reduction and we have incurred a one-time cost of approximately $1.9 million primarily related to termination benefits, including severance and healthcare-related benefits. The workforce reduction was completed in the fourth quarter of 2025.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Operating expenses:
Research and development	$36,296	$30,549	$5,747	$67,733	$55,189	$12,544
General and administrative	9,000	8,515	485	17,182	16,593	589
Total operating expenses	45,296	39,064	6,232	84,915	71,782	13,133
Loss from operations	(45,296)	(39,064)	(6,232)	(84,915)	(71,782)	(13,133)

Other income, net	3,804	2,709	1,095	7,656	5,406	2,250

Net loss	$(41,492)	$(36,355)	$(5,137)	$(77,259)	$(66,376)	$(10,883)

Research and Development Expenses

Research and development expenses were $36.3 million for the three months ended June 30, 2026, compared to $30.5 million for the same period in 2025, an increase of $5.7 million. The increase was driven by an increase in external expenses related to the advancement of rinzimetostat, offset primarily by lower enozertinib costs due to timing of manufacturing and clinical costs.

For the six months ended June 30, 2026, research and development expenses were $67.7 million, compared to $55.2 million for the same period in 2025, an increase of $12.5 million. The increase was primarily driven by an increase in external expenses related to the advancement of rinzimetostat, offset by lower enozertinib costs due to timing of manufacturing and clinical costs as well as lower preclinical costs.

The following table summarizes our external and internal costs for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
External costs:
rinzimetostat	$15,993	$7,346	$8,647	$28,051	$12,055	$15,996
enozertinib	6,215	9,129	(2,914)	12,585	15,173	(2,588)
Preclinical, other unallocated and discontinued costs	3,564	4,079	(515)	6,742	8,198	(1,456)
Total external costs	25,772	20,554	5,218	47,378	35,426	11,952
Internal costs	10,524	9,995	529	20,355	19,763	592
Total research and development expenses	$36,296	$30,549	$5,747	$67,733	$55,189	$12,544

General and Administrative Expenses

General and administrative expenses were $9.0 million for the three months ended June 30, 2026, compared to $8.5 million for the same period in 2025, an increase of $0.5 million. The increase was primarily due to higher professional services.

For the six months ended June 30, 2026, general and administrative expenses were $17.2 million, compared to $16.6 million, an increase of $0.6 million. The increase was primarily due to higher personnel costs and professional services.

Liquidity and Capital Resources

Sources of Liquidity

We previously entered into an ATM sales agreement with Jefferies LLC as our sales agent, to sell shares of our common stock. On February 23, 2026, pursuant to the terms of the ATM sales agreement, we filed a prospectus supplement to our Form S-3ASR filed on March 11, 2024, to allow us to sell from time to time up to $200.0 million of shares of our common stock in negotiated transactions or transactions deemed to be an ATM offering. There were no proceeds raised in ATM offerings during the three months ended June 30, 2026. During the six months ended June 30, 2026, we raised net proceeds in ATM offerings, including participation from healthcare specialist funds, of approximately $59.9 million through the sale of 4,698,400 shares at a weighted average purchase price of $12.96. During the three and six months ended June 30, 2025, we raised net proceeds in ATM offerings, including participation from healthcare specialist funds, of approximately $8.9 million through the sale of 850,000 shares at a weighted average purchase price of $10.50.

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

Cash Flows

The following table summarizes the sources and uses of our cash (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(64,043)	$(63,375)
Net cash used in investing activities	(6,111)	(54,480)
Net cash provided by financing activities	61,968	134,313
Net (decrease) increase in cash, cash equivalents and restricted cash	$(8,186)	$16,458

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2026, of $64.0 million was attributable to our net loss of $77.3 million and $1.8 million in changes to working capital, offset by non-cash expenses of $15.0 million, which were primarily driven by stock-based compensation.

Net cash used in operating activities during the six months ended June 30, 2025, of $63.4 million was attributable to our net loss of $66.4 million and $9.3 million in changes to working capital, offset by non-cash expenses of $12.3 million, which were primarily driven by stock-based compensation offset by accretion of discount on investments.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2026, of $6.1 million was primarily attributable to purchases of investments, net of maturities.

Net cash used in investing activities during the six months ended June 30, 2025, of $54.5 million was primarily attributable to purchases of investments, net of maturities.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2026, of $62.0 million was attributable to net proceeds received from our ATM offerings and proceeds received from stock option exercises and common stock issued under our ESPP.

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

On December 31, 2025, we also ceased to be a “smaller reporting company” as defined in the Exchange Act because the market value of our stock held by non-affiliates exceeded $700 million as of June 30, 2025. Beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, we are no longer permitted to take advantage of the reduced reporting requirements applicable to smaller reporting companies, but will remain a non-accelerated filer through 2026. Due to the loss of smaller reporting company status, we expect our public company compliance costs to increase.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing the income we receive without significantly increasing risk. To achieve this objective, we may invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years, in accordance with an investment policy approved by our audit committee. Some of the financial instruments that we invest in could be subject to market risk, meaning that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include a variety of securities, including money market funds, government debt securities, certificates of deposit and commercial paper, all with various maturity dates. As of June 30, 2026, we had cash, cash equivalents and investments of $387.6 million, consisting of interest-bearing money market funds, certificates of deposit, securities issued by the U.S. Treasury and marketable debt instruments of government-sponsored enterprises. Due to the nature of our cash equivalents and investments, an immediate 100 basis point change in interest rates would not have a material effect on their fair market value.

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2026, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through public offerings and private placements of our common stock and other derivative securities. Our net loss was $77.3 million for the six months ended June 30, 2026, and as of June 30, 2026, we had an accumulated deficit of $769.5 million. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential products.

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

As of June 30, 2026, we had $387.6 million in cash, cash equivalents and investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into the second half of 2028. Our estimate as to how long we expect our existing cash, cash equivalents, and investments, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Lack of efficacy, adverse events, undesirable side effects or other adverse results may emerge in clinical trials conducted by third parties investigating the same class of product candidates as us in the same or different territories or indications. For example, pursuant to the Voronoi License Agreement, Voronoi retains the right to develop and commercialize the same compounds licensed to us, after a certain period, as specified in the Voronoi License Agreement, including the compound we refer to as enozertinib, in the People’s Republic of China, Hong Kong, Macau and Taiwan and, subject to certain restrictions, to collaborate with others for such development and commercialization. We do not have control over Voronoi’s clinical trials or development program, and adverse findings from Voronoi’s conduct of clinical trials could adversely affect our development of enozertinib or even the viability of enozertinib as a product candidate. We may be required to report Voronoi’s adverse events or unexpected side effects to the FDA or comparable foreign regulatory authorities, which could, among other things, order us to cease further development of enozertinib.

Reports of adverse results, including side effects or safety concerns, in other companies’ clinical trials of the same or similar class of products or of products sharing the same mechanism of action as our product candidates could delay or prevent us from obtaining regulatory approval for our product candidates or negatively impact public perception and market acceptance of our product candidates.

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

In addition, the legal and regulatory framework governing AI remains evolving and uncertain, and it is unclear how existing or future laws may apply to content produced by AI systems. While various jurisdictions have proposed or enacted AI-specific legislation, such as the EU Artificial Intelligence Act (the EU AI Act), the final implementation, interpretation, enforcement of these laws and the impact of these laws on our business are in flux. For example, obligations under the EU AI Act, which establishes broad obligations for the development and use of AI-based technologies in the European Union (EU) based on their potential risks and level of impact, have gone into effect and will continue to be implemented in phases. Other jurisdictions have similarly amended or delayed enforcement deadlines for their AI laws, and the scope and content of those laws remain subject to revision, while the U.S. federal government has taken active steps to preempt or challenge certain state-level AI regulations, including through executive action and legislative recommendations urging Congress to establish a uniform federal framework, though the legal and legislative landscapes remain unsettled.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price (MFN) and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. The One Big Beautiful Bill Act (OBBBA), which was signed into law in July 2025, includes provisions that will impact the U.S. healthcare system in various ways, including by cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. In June 2026, the CMS issued a proposed rule that would codify policies established in guidance documents for the Medicare Drug Price Negotiation Program for initial price applicability year 2029 and beyond. CMS plans to release guidance in 2026 to implement policies related to the effectuation of the MFP for the Medicare Drug Price Negotiation Program for 2028, consistent with the Inflation Reduction Act. This guidance will specify the requirements that will be applicable to manufacturers and Part B providers for the effectuation of the MFP in 2028. MFN pricing agreements and other measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increase generic and biosimilar drug entry sooner than expected, could have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover research and development costs, and ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges as well as other legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. Further, uncertainties created by the IRA, including its long-term impact on drug pricing, may negatively impact investments, company valuation, royalty-based earnings, mergers, and acquisitions in the industry. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business, and expose us to greater liability.

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

Finally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA (a) allows enforcement by the California Attorney General or the California Privacy Protection Agency, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation and (b) authorizes private lawsuits to recover statutory damages for certain data breaches. While it exempts some data regulated by the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and certain clinical trials data, the CCPA may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Additionally, the California Privacy Rights Act (CPRA) became operative in most respects on January 1, 2023. The CPRA significantly modified the CCPA, which may require us to modify our practices and policies and may further increase our compliance costs and potential liability. Numerous other states’ legislatures are considering or have enacted similar laws that will require ongoing compliance efforts and investment, and which may increase our potential liability and adversely affect our business. For example, Colorado, Connecticut, Utah and Virginia have enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon and Texas have enacted similar legislation that became effective in 2024; Tennessee, Iowa, Delaware, Maryland, Minnesota, Nebraska, New Hampshire and New Jersey have enacted similar legislation that became effective in 2025; Indiana, Rhode Island and Kentucky have enacted similar legislation that have become effective in 2026; Oklahoma and Alabama have enacted similar legislation that will become effective in 2027; and Vermont has enacted similar legislation that will become effective in 2028. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action.

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

Our strategic pipeline prioritization and the associated workforce reduction announced in August 2025 may not result in anticipated cost savings and could disrupt our business.

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

As of June 30, 2026, we had 111 full-time employees, including 83 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We are subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, legislation commonly known as the One Big Beautiful Bill Act (OBBBA) was signed into law in July 2025, which enacts significant changes to U.S tax and related laws, including but not limited to current deduction of domestic research expenses, increasing the limit of the deduction of interest expense to thirty percent of EBITDA and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. There were no material changes to the Company’s tax expense or effective income tax rate due to these rules given the Company’s valuation allowance position. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development have proposed implementing changes to existing tax laws, including a 15% global minimum tax (Pillar Two). Many EU member states and other countries have enacted or are considering enacting such legislation. The United States has withdrawn support for Pillar Two, and the OECD and participating jurisdictions have recently agreed to a side-by-side arrangement that would exempt U.S. parent groups from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or tax credits and incentives will not be adversely affected by these or other developments or changes in law.

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

For example, the President recently signed into law the National Defense Authorization Act of 2026, which includes Section 851 regarding “[p]rohibition on contracting with certain biotechnology providers” (the BIOSECURE Act), which restricts federal government contracts, grants, and loans from being issued to companies that use biotechnology equipment or services from any designated “biotechnology company of concern,” as part of such companies’ performance of those agreements with the U.S. government. Once fully implemented through regulations to be published by approximately mid-2028, the BIOSECURE Act may ultimately limit certain U.S. biotechnology companies (such as ours) from using equipment or services produced or provided by Chinese biotechnology companies that meet the designation criteria of the new law, or certain affiliated entities. In addition, even if we do not seek any covered federal government contracts, grants, or loans, commercial partners, government agencies, or other third parties may view our business less favorably if we engage with entities that ultimately become biotechnology companies of concern. For example, we currently contract with Chinese companies for certain research and development services, which may be designated a biotechnology company of concern, and this association could affect the perception of our business among third parties.

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

Although as of June 30, 2026, we owned fourteen and licensed ten issued patents in the United States pertaining to our product candidates, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued or licensed patents will not be found invalid or unenforceable if challenged.

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

Although as of June 30, 2026, we owned fourteen and licensed ten issued patents in the United States pertaining to our product candidates and pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. As of June 30, 2026, we had two trademarks registered with the USPTO. Trademark applications we may file in the future may not result in any trademark registrations being issued, and our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

As of June 30, 2026, we co-own one pending U.S. patent application and one European patent application, claiming inventions that were generated, in part, through the use of U.S. government funding. In the future, we may acquire or license other intellectual property rights that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). If the U.S. government exercised its march-in rights in our future intellectual property rights that are generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

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

In particular, there is currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade policies, including sanctions, treaties, tariffs, taxes, regulatory requirements, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact our business. As an example, since April 2025, the U.S. has imposed a 10% tariff on imports from most U.S. trading partners. In addition, the U.S. has imposed a 20% tariff on virtually all imports of Chinese origin since March 2025, and has also imposed a reciprocal tariff of 125% on most Chinese-origin products since April 2025. While some pharmaceuticals and pharmaceutical products have been exempted from the reciprocal tariff of 125%, the U.S. government is currently undertaking an investigation to determine whether additional tariffs may be necessary on pharmaceuticals and pharmaceutical products in order to attain U.S. national security and foreign policy goals. We cannot predict what actions may ultimately be taken with respect to trade relations between the U.S. and China or other countries, what interactions, including products or services, may be subject to such actions, or what actions may be taken by the other countries in retaliation. We may also be subject to indirect supply chain risks caused by recent and new changes in these policies, including an increased risk of recession, inflation, or a general macroeconomic slowdown. If our interactions with third-party suppliers, including the manufacturers we work with in China that supply API required for the production of our product candidates, are affected by any such governmental actions, our business, liquidity, financial condition, or results of operations could be materially and adversely affected.

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

As of June 30, 2026, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned a significant percentage of our outstanding common stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

On May 26, 2026, Dominic Piscitelli, our Chief Financial Officer, adopted a “Rule 10b5-1 trading arrangement” providing for the sale from time to time of an aggregate of up to 200,600 shares of our common stock and any unsold shared of common stock from Mr. Piscitelli’s prior 10b5-1 trading plan. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. The duration of the trading arrangement is from August 26, 2026, until June 1, 2027, or earlier if all transactions under the trading arrangement are completed.

On June 17, 2026, Mardi Dier, a member of our Board of Directors, adopted a “Rule 10b5-1 trading arrangement” providing for the sale from time to time of an aggregate of up to 114,383 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. The duration of the trading arrangement is from September 30, 2026, until June 30, 2027, or earlier if all transactions under the trading arrangement are completed.

Except as described above, no officers or directors, as defined in Rule 16a-1(f) of the Exchange Act, adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Amended and Restated 2020 Equity Incentive Plan and forms of agreements thereunder	8-K	001-39269	10.1	6/22/26
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
101.INS	INLINE XBRL Instance Document				Furnished herewith
101.SCH	INLINE XBRL Taxonomy Extension Schema with Embedded Linkbase Document				Furnished herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Furnished herewith

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

ORIC Pharmaceuticals, Inc.

Date: August 3, 2026	By:	/s/ Jacob M. Chacko
Jacob M. Chacko, M.D.
President and Chief Executive Officer

Date: August 3, 2026	By:	/s/ Dominic Piscitelli
Dominic Piscitelli
Chief Financial Officer